Form 10-Q
period 2026-03-31
CLEARONE INC
filed 2026-05-15
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______ to _______

Commission file number:001-33660

CLEARONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0398877

(State or other jurisdiction of incorporation; reincorporated from Delaware effective on or about April 22, 2026 pursuant to the Plan of Conversion approved by stockholders on March 12, 2026 – see Note 1)

(I.R.S. employer identification number)

7533 S CENTER VIEW CT #5311, WEST JORDAN, UT	84084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 975-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001	CLRO	The NASDAQ Capital Market

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

The number of shares of ClearOne, Inc. common stock outstanding as of May 15, 2026 was 2,675,412.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$756	$220
Restricted cash	297	519
Inventories, net	333	353
Prepaid assets	10	—
Current assets related to discontinued operations	276	604
Total current assets	1,672	1,696
Operating lease - right of use assets, net	321	494
Long term assets related to discontinued operations	24	109
Total assets	$2,017	$2,299
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$64	$30
Accrued liabilities	415	649
Current operating lease liability	168	223
Current liabilities related to discontinued operations	228	585
Total current liabilities	875	1,487
Long term operating lease liability	169	290
Long-term liabilities related to discontinued operations	441	1,236
Total liabilities	1,485	3,013

Shareholders' equity:
Class B convertible preferred stock, par value $0.001, 5,100 shares authorized, — and — shares issued and outstanding, respectively	—	—
Common stock, par value $0.001, 150,000,000 shares authorized, 2,675,412 and 2,237,912 shares issued and outstanding, respectively	3	2
Additional paid-in capital	37,500	35,767
Accumulated other comprehensive loss	(341)	(340)
Accumulated deficit	(36,630)	(36,143)
Total shareholders' equity	532	(714)
Total liabilities and shareholders' equity	$2,017	$2,299

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2026	2025
Revenue	$—	$—
Cost of goods sold	70	27
Gross profit (loss)	(70)	(27)

Operating expenses:
Sales and marketing	—	—
Research and product development	—	—
General and administrative	780	799
Total operating expenses	780	799

Operating loss	(850)	(826)

Interest (expense)	—	—
Other income, net	—	12

Loss from continuing operations before income taxes	(850)	(814)

Provision for income taxes	—	—

Loss from continuing operations	(850)	(814)

Income (loss) from discontinued operations, net of tax	363	(2,020)

Net loss	$(487)	$(2,834)

Basic weighted average shares outstanding	2,383,745	1,649,904
Diluted weighted average shares outstanding	2,754,160	1,649,904

Basic income (loss) per share
From continuing operations	$(0.36)	$(0.49)
From discontinued operations	0.15	(1.22)
Total	(0.21)	(1.71)

Diluted income (loss) per share
From continuing operations	$(0.31)	$(0.49)
From discontinued operations	0.13	(1.22)
Total	(0.18)	(1.71)

Comprehensive loss:
Net loss	$(487)	$(2,834)
Change in foreign currency translation adjustment	(10)	(13)
Comprehensive loss	$(497)	$(2,847)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(487)	$(2,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of right-of-use assets	173	78
Share-based compensation expense	—	23
Changes in operating assets and liabilities:
Inventories	20	—
Prepaid expenses and other assets	(10)	—
Accounts payable	34	187
Accrued liabilities	(234)	(18)
Operating lease liabilities	(176)	(80)
Net cash used in operating activities, continuing operations	(680)	(2,644)
Cash provided by (used in) operating activities, discontinued operations	(733)	1,212

Cash flows from investing activities:
Net cash provided by investing activities, continuing operations	—	—
Cash used in investing activities, discontinued operations	—	(18)

Cash flows from financing activities:
Proceeds from sale of stock	1,750	1,000
Purchases of outstanding warrants	(22)	—
Net cash provided by financing activities, continuing operations	1,728	1,000
Cash provided by financing activities, discontinued operations	—	7

Effect of exchange rate changes on cash and cash equivalents	(1)	(13)

Net increase (decrease) in cash and cash equivalents	314	(456)
Cash and cash equivalents at the beginning of the period	739	1,417
Cash and cash equivalents at the end of the period	$1,053	$961

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow information:

	Three months ended March 31,
	2026	2025
Cash paid for income taxes	$1	$—

See accompanying notes
6

CLEARONE, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

1. Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), was a global market competitor providing conferencing, collaboration, and AV streaming solutions supporting voice and visual communications. Following the October 24, 2025 disposition of certain intellectual property, product inventory, and non-exclusive rights to customer data to Biamp Systems, LLC, the Company no longer manufactures or sells products and maintains only limited continuing operations consisting of warranty and technical support for legacy products, collecting accounts receivable and recovering prepaid assets, public-company compliance, and evaluation of strategic alternatives. See discussion of going concern and discontinued operations below.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

On October 24, 2025, the Company completed the sale of certain intellectual property, product inventory, and non-exclusive rights to customer data (the “Asset Sale”). The disposal represented a strategic shift that has had a major effect on the Company’s operations and financial results. Accordingly, the related operating results are presented as discontinued operations in accordance with ASC 205-20 for all periods presented. Prior-period amounts in the unaudited condensed consolidated statements of operations and cash flows have been recast to conform to this presentation. See Note 2 — Discontinued Operations and Assets Held for Sale for additional information.

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of March 31, 2026 and December 31, 2025, the results of operations for the three months ended March 31, 2026 and 2025, and the cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

On April 22, 2026 (subsequent to the balance sheet date), the Company completed its reincorporation from Delaware to Nevada by conversion pursuant to the Plan of Conversion approved by stockholders on March 12, 2026. The Company is now a Nevada corporation, and all references to the Company’s governing law and stockholder rights in these financial statements should be read in light of Nevada law. See Note 15 — Subsequent Events for additional information.

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

As of March 31, 2026, restricted cash totaled $297 and consisted entirely of remaining proceeds from the $3,000 convertible note issued to First Finance Ltd. on June 20, 2025 (compared to $0 as of March 31, 2025). These funds are subject to enforceable contractual restrictions under Schedule 8.5 of the related Note Purchase Agreement, which requires disbursement only upon achievement of specified milestones for uses such as advisory fees, warrant holder payments, legal and audit expenses, staff costs, foreign subsidiary shutdown costs, and severance/PTO payments. The funds are held in a segregated account and are released only upon meeting these milestones. During the three months ended March 31, 2026, $222 was disbursed in accordance with the agreement, resulting in the ending restricted cash balance of $297. The Company expects the remaining restricted cash to be fully disbursed by December 2026 as milestones are achieved.

In contrast, the proceeds received from the March 2, 2026 Securities Purchase Agreement with First Finance Ltd. (totaling $1,750) are not subject to the same contractual disbursement restrictions. Following stockholder approval of the Company’s reincorporation on March 12, 2026, these proceeds became available for general corporate purposes and are therefore classified within Cash and cash equivalents on the balance sheet. Restricted cash is presented as a current asset on the balance sheet and is included in the total cash, cash equivalents, and restricted cash amounts presented in the statement of cash flows. Changes in restricted cash are not reported as separate cash flow activities but are disclosed in this note.

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

Significant Accounting Policies:

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no changes to these policies during the quarter ended March 31, 2026 that are of significance or potential significance to the Company, other than presentation of discontinued operations as described above and in Note 2.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

2. Discontinued Operations and Assets Held for Sale

On October 24, 2025, the Company completed the sale of substantially all of its operating assets and intellectual property related to its product business to Biamp Systems, LLC (the “Asset Sale”). The transaction represented a strategic shift that had (and continues to have) a major effect on the Company’s operations and financial results. Accordingly, the results of the disposed component are presented as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows for all periods presented, in accordance with ASC 205-20.

The disposal group was sold prior to December 31, 2025. As a result, the carrying value of the remaining disposal group was $0 at both December 31, 2025 and March 31, 2026. The Company continues to fulfill limited warranty and technical support obligations for legacy products sold prior to the Asset Sale. These activities are reflected in continuing operations, along with residual collections. Liability settlements are reflected within discontinued operations.

For a full description of the Asset Sale, including the Strategic Plan approved by the Board in September 2025, the mandatory redemption of the Class A Redeemable Preferred Stock (classified as a current liability — see Note 3), and the classification of assets and liabilities as held for sale, see Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Major line items of results of discontinued operations (unaudited):

	Three months ended March 31,
	2026	2025
Revenue	$—	$2,313
Cost of goods sold	88	2,165
Gross profit (loss)	(88)	148
Operating expenses	264	2,168
Other expenses	78	—
Loss from discontinued operations before income taxes	(430)	(2,020)
Benefit for income taxes	793	—
Income (Loss) from discontinued operations, net of tax	$363	$(2,020)

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended March 31,
	2026	2025
Audio conferencing	$—	$953
Microphones	—	1,118
Video products	—	242
	$—	$2,313

The following table disaggregates the Company’s revenue into major regions:

	Three months ended March 31,
	2026	2025
North and South America	$—	$960
Asia Pacific (includes Middle East, India and Australia)	—	1,188
Europe and Africa	—	165
	$—	$2,313

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Assets grouped into discontinued operations (unaudited):

	March 31, 2026	December 31, 2025
Accounts receivable, net	$50	$391
Inventories, net	—	—
Prepaids and other current assets	226	213
Property, plant and equipment, net	—	80
Other long-term assets	24	29
Total assets	$300	$713

Liabilities grouped into discontinued operations (unaudited):

	March 31, 2026	December 31, 2025
Accounts payable	$3	$63
Accrued liabilities, current	225	521
Other long-term liabilities	441	1,236
Total liabilities	$669	$1,820

Management concluded the disposal constitutes a component and a strategic shift since it eliminates significant revenue-generating activities. The Company will continue to provide product support and warranty services as it pursues a Strategic Transaction in fiscal 2026.

3. Capital Structure: Class A Redeemable Preferred Stock

On July 18, 2025, the Company issued 2,069,065 shares of Class A Redeemable Preferred Stock as a one-time special stock dividend to holders of common stock and common stock equivalents of record as of July 11, 2025 (one Class A share for each common share and common stock equivalent then outstanding). The Class A shares have a par value of $0.001 per share and rank senior to common stock. 2,069,066 shares are authorized and were issued and outstanding as of March 31, 2026.

Pursuant to the Certificate of Designation, the Class A shares are mandatorily redeemable at par value upon the occurrence of an Asset Sale (as defined). The Asset Sale to Biamp Systems, LLC closed on October 24, 2025. As a result, the redemption obligation became unconditional and the Class A shares are classified as a current liability at par value ($2) as of March 31, 2026 in accordance with ASC 480-10-S99.

The redemption occurred on April 21, 2026. The ultimate redemption amount equaled the actual net proceeds received from the Asset Sale after permitted expenses. See Note 15 — Subsequent Events for additional information.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

4.  Debt and Equity: Conversion of Convertible Note

On June 20, 2025, the Company issued a $3,000 convertible note to First Finance Ltd. The note accrued interest at 10% per annum and was mandatorily convertible into shares of newly designated Class B Convertible Preferred Stock upon the issuance of Class A Redeemable Preferred Stock (which occurred on July 18, 2025).

On July 21, 2025, the convertible note (together with accrued interest) automatically converted into 3,026 shares of Class B Convertible Preferred Stock. The conversion was recognized in equity with no gain or loss. The conversion ratio was fixed at issuance and qualified for the ASC 815-40 own-equity scope exception.

As of March 31, 2026, there is no outstanding convertible note liability. All Class B Convertible Preferred Stock has been converted or redeemed (see Note 11 – Shareholders’ Equity).

This conversion was a non-cash financing activity and is disclosed in the supplemental cash flow information (in the nine months ended September 30, 2025).

5. Warrants Repurchased (and Related Party)

September 2025 Repurchases

During September 2025, the Company repurchased and cancelled all then-outstanding warrants as follows:

  Intracoastal Capital, LLC – 6,039 underlying shares (September 2, 2025) for $4
  Lind Global Fund II, LP – 24,155 underlying shares (September 10, 2025) for $16
  Edward Dallin Bagley (related party) – 18,940 underlying shares (September 17, 2025) for $12
  Edward Bryan Bagley – 3,788 underlying shares (September 16, 2025) for $2

All repurchased warrants were cancelled upon settlement and accounted for as equity transactions with no effect on the statement of operations.

March 2026 Repurchase

On March 9, 2026, the Company entered into a Warrant Repurchase Agreement with CVI Investments, Inc. pursuant to which the Company repurchased certain outstanding common stock purchase warrants originally issued on September 12, 2021. The repurchased warrants were exercisable for an aggregate of 24,155 shares of common stock. The Company paid an aggregate cash purchase price of $22 ($0.911 per underlying share). Upon settlement, the warrants were cancelled and are of no further force or effect.

As of March 31, 2026, 624,702 warrants are outstanding (187,202 from prior financings that were not repurchased and 437,500 new warrants issued on March 2, 2026 to First Finance Ltd., see Note 11). The Company did not issue any other new warrants during the quarter ended March 31, 2026.

The repurchase from Edward Dallin Bagley was approved by the Board of Directors in accordance with the Company’s related person transaction policy. No amounts were outstanding with Mr. Bagley related to these warrants as of March 31, 2026.

6. Revenue Information

The Company recognized no revenue from continuing operations for the three months ended March 31, 2026 (and the comparable 2025 period). All revenue formerly reported by product group and geographic region is now presented within discontinued operations (see Note 2).

7. Income (Loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share includes the effect of potentially dilutive common shares (e.g., convertible securities, warrants, options) using the if-converted and treasury stock methods, as applicable.  All share and per-share amounts have been retroactively adjusted to reflect the Company’s reverse stock split (see Note 1).

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

As discussed in Note 2 — Discontinued Operations and Assets Held for Sale, the Company presents basic and diluted income (loss) per share separately for continuing operations, discontinued operations, and total, for each period presented.

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

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended March 31,
	2026	2025
Numerator:
Loss from continuing operations	$(850)	$(814)
Income (loss) from discontinued operations	$363	$(2,020)
Net loss	$(487)	$(2,834)
Denominator:
Basic weighted average shares outstanding	2,383,745	1,649,904
Dilutive common stock equivalents using treasury stock method	370,415	—
Diluted weighted average shares outstanding	2,754,160	1,649,904

Basic income (loss) per share
From continuing operations	$(0.36)	$(0.49)
From discontinued operations	$0.15	$(1.22)
Total	$(0.21)	$(1.71)

Diluted income (loss) per share
From continuing operations	$(0.31)	$(0.49)
From discontinued operations	$0.13	$(1.22)
Total	$(0.18)	$(1.71)

Weighted average options, warrants and convertibles outstanding	370,415	372,740
Anti-dilutive options, warrants and convertibles not included in the computation	—	372,740

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Inventories

As of September 30, 2025, significant inventories were classified as assets held for sale and are therefore excluded from continuing operations disclosures. In October 2025, significant inventories were sold, and no inventory remains in assets related to discontinued operations as of December 31, 2025 and March 31, 2026. See Note 2. Some inventories were retained to service warranty liabilities.

Inventories, net of reserves, as of March 31, 2026 and December 31, 2025 consisted of the following:

	March 31, 2026	December 31, 2025
Current:
Finished goods	$333	$353

9. Leases

Rent expense is recognized on a straight-line basis over the period of the lease taking into account future rent escalation and holiday periods.

Rent expense for three months ended March 31, 2026 and 2025 was as follows:

	Three months ended March 31,
	2026	2025
Rent expense
Continuing operations	$—	$—
Discontinued operations	110	112
Total rent expense	$110	$112

As of March 31, 2026, the Company had one remaining operating lease — the Edgewater Corporate Park facility at 5225 Wiley Post Way, Salt Lake City, Utah (approximately 9,402 square feet), which supported administrative, sales, marketing, customer support, and warranty operations. The lease was scheduled to expire in February 2028.

Subsequent to March 31, 2026, on April 7, 2026, the Company terminated the Edgewater lease for a $300 termination fee (see Note 15 — Subsequent Events). The other two leases (Gainesville, FL and the Salt Lake City warehouse at 363 West 2720 South) had already been terminated prior to March 31, 2026.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Supplemental cash flow information related to leases was as follows:

	Three months ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(176)	$(92)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$321	$494

Current portion of operating lease liabilities, included in accrued liabilities	$168	$223
Operating lease liabilities, net of current portion	169	290
Total operating lease liabilities	$337	$513

Weighted average remaining lease term for operating leases (in years)	1.92	2.17
Weighted average discount rate for operating leases	6.80%	6.76%

The following represents maturities of operating lease liabilities as of March 31, 2026:

Years ending December 31,
2026 (Remainder)	$139
2027	190
2028	31
2029	—
2030	—
Total lease payments	360
Less: Imputed interest	(23)
Total	$337

10. Convertible Note Payable

On June 20, 2025, the Company issued a $3,000 convertible note to First Finance Ltd. The note accrued interest at 10% per annum and was mandatorily convertible into Class B Convertible Preferred Stock upon the issuance of Class A Redeemable Preferred Stock (which occurred July 18, 2025).

On July 21, 2025, the note (together with accrued interest) automatically converted into 3,026 shares of Class B Convertible Preferred Stock. The conversion was recognized in equity with no gain or loss recorded.

As of March 31, 2026, there is no outstanding convertible note liability. See Note 4 – Debt and Equity for additional information

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

11. Shareholders' Equity

	Three months ended March 31,
	2026	2025
Preferred stock, common stock and additional paid-in capital
Balance, beginning of period	$35,769	$31,696
Return of dividend	6	—
Repurchase of warrants	(22)	—
Issuance of common stock and warrants, net	1,750	1,000
Share-based compensation expense	—	23
Proceeds from employee stock purchase plan	—	7
Balance, end of period	$37,503	$32,726

Accumulated other comprehensive loss
Balance, beginning of period	$(340)	$(306)
Foreign currency translation adjustment	(1)	(13)
Balance, end of period	$(341)	$(319)

Accumulated deficit
Balance, beginning of period	$(36,143)	$(10,059)
Net income (loss) – discontinued operations	363	(814)
Net loss – continuing operations	(850)	(2,020)
Balance, end of period	$(36,630)	$(12,893)

Total shareholders' equity	$532	$19,514

Issue of Common Stock

On February 26, 2025 the Company entered into a securities purchase agreement with Edward D. Bagley, pursuant to which the Company agreed to issue and sell, in a private placement at-the-market offering of 133,334 shares of the Company’s common stock, par value $0.001 per share, at a purchase price of $7.50 per share of Common Stock. The Company received $1,000 in cash in connection with the sale. Mr. Bagley is an affiliate of the Company and was the Company’s single largest stockholder.

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

March 2, 2026 Private Placement

On March 2, 2026, the Company entered into a Securities Purchase Agreement with First Finance Ltd. the Company’s largest stockholder, pursuant to which the Company issued and sold 437,500 shares of common stock at a purchase price of $4.00 per share and a warrant to purchase up to 437,500 additional shares of common stock at an exercise price of $5.00 per share. The warrant has a two-year term expiring on March 2, 2028 and becomes exercisable on September 2, 2026. The warrant is classified in stockholders’ equity in accordance with ASC 815-40. The Company received gross proceeds of $1,750. The fair value of the warrants was determined using the Black-Scholes option pricing model. The Company allocated the proceeds between the common stock and the warrants based on their relative fair values. The portion of the proceeds allocated to the warrants, $618, was recorded in additional paid-in capital – warrants. The Company also entered into a Registration Rights Agreement with First Finance Ltd. providing for the registration of the shares and warrant shares for resale.

The issuance was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) promulgated thereunder. The transaction was approved by the Board of Directors (with interested directors recusing themselves as appropriate).

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

A summary of the stock option activity under the Company’s plans for the three months ended March 31, 2026, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	19,716	$35.33
Granted	—	—
Less:
Canceled or expired	14,382	12.58
Options outstanding at March 31, 2026	5,334	96.60
Options exercisable at end of March 31, 2026	5,334	$96.60

As of March 31, 2026, the total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was $0.

Share based compensation expense has been recorded as follows:

	Three months ended March 31,
	2026	2025
Cost of goods sold	$—	$—
Sales and marketing	—	1
Research and product development	—	4
General and administrative	—	18
	$—	$23

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

13. Income Taxes

The Company recorded a full valuation allowance against U.S Federal and State deferred tax assets, which results in no income tax benefit for losses in these jurisdictions. The full domestic valuation allowance was recorded as management concluded that it is more likely than not that these deferred tax assets are not realizable due to the Company's recent pre-tax losses and other sources of negative evidence. Provision for income taxes for the three months ended March 31, 2026 mostly represents income tax expense (benefit) recorded for jurisdictions outside the United States.

Effective July 1, 2007, the Company adopted the accounting standards related to uncertain tax positions. This standard requires that tax positions be assessed using a two-step process. A tax position is recognized if it meets a “more likely than not” threshold and is measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions must be reviewed at each balance sheet date. Liabilities recorded as a result of this analysis must generally be recorded separately from any current or deferred income tax accounts.

The total amount of unrecognized tax benefits for continuing operations as of March 31, 2026, that would favorably impact our effective tax rate if recognized was $417. As of March 31, 2026, we accrued $80 in interest and penalties related to unrecognized tax benefits. We account for interest expense and penalties for unrecognized tax benefits as part of our income tax provision.

Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such difference could have a material impact on our income tax provision and operating results in the period in which we make such determination.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

Quarter ended March 31,
2026
Balance – beginning of year	$1,030
Additions based on tax positions related to current quarter	—
Reductions for tax positions of prior years	(61)
Lapse in statues of limitations	(595)
Uncertain tax positions, ending balance	$374

The Company’s U.S. federal income tax returns for 2022 through 2025 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2022.

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

15. Subsequent Events

April 1, 2026 – CEO Transition

The Company entered into a letter agreement with Derek L. Graham to provide for his continued service as Chief Executive Officer on a transitional consulting basis following the expiration of his employment agreement on March 31, 2026. Under the agreement, Mr. Graham provides consulting services for up to ten hours per week at a rate of $160 per hour while continuing to perform all functions of the CEO. The agreement has no fixed term and may be terminated by either party at any time.

April 7, 2026 – Lease Termination and Nasdaq Notice

The Company entered into a lease termination agreement with Edgewater Corporate Park, LLC, terminating its lease at 5225 Wiley Post Way, Salt Lake City, Utah for a $300 termination fee. The termination released the Company from approximately $376 in remaining rent and $53 in restoration charges. See Note 9 – Leases for additional details.

On the same date, the Company received a letter from Nasdaq informing it that it is not in compliance with the continued listing standards under Nasdaq Marketplace Rule 5550(b). The Company has 45 calendar days (until May 22, 2026) to submit a compliance plan. See “Risk Factors” in Item 1A for additional information.

April 10, 2026 – Class A Preferred Redemption

The Company’s Board of Directors approved the redemption of all 2,069,065 outstanding shares of Class A Redeemable Preferred Stock on April 21, 2026 at the par value of $0.001 per share (aggregate redemption amount of approximately $2). See Note 3 – Class A Redeemable Preferred Stock (Current Liability) for additional details.

April 22, 2026 – Nevada Reincorporation

The Company completed its reincorporation from Delaware to Nevada by conversion, effective on or about April 22, 2026, pursuant to the Plan of Conversion approved by stockholders on March 12, 2026. The Company is now a Nevada corporation. See Note 1 – Business Description for additional information regarding the impact on governing law and stockholder rights.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, descriptions of our review of strategic alternatives and the timing and impact of any potential strategic transactions, the proposed development, manufacturing, and sale of our products; statements that describe expectations regarding pricing trends, our ability to collect accounts receivable and recover prepaid assets, our ability to regain compliance with the continued listing standards of the Nasdaq Capital Market; statements with respect to the anticipated sources of and need for future financing; and statements with respect to future strategic plans, goals, and objectives and forecasts of future growth and value; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Beginning September 30, 2025, we classified substantially all operating assets related to our product business as held for sale and began presenting the results of that component as discontinued operations. Accordingly, the discussion below focuses on continuing operations unless otherwise indicated. See Note 2.

BUSINESS OVERVIEW

ClearOne, Inc. (the “Company,” “we,” “us,” or “our”) was historically a global provider of conferencing, collaboration, and AV streaming solutions for voice and visual communications. Following the October 24, 2025 disposition of substantially all operating assets and intellectual property to Biamp Systems, LLC (the “Asset Sale”), the Company no longer manufactures or sells products. Our continuing operations are now limited to (i) fulfilling warranty and technical support obligations for legacy products, (ii) maintaining public-company compliance and governance, (iii) collecting accounts receivable and recovering prepaid assets and (iv) evaluating and pursuing strategic alternatives, including a potential mergers or other transaction intended to maximize stockholder value.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In September 2025, the Company’s Board of Directors approved a plan (the “Strategic Plan”) to seek the sale of a significant portion of the Company’s operating assets related to its product business, reduce the Company’s continuing operations to warranty and product support, and position the Company as a reverse merger vehicle for a possible strategic transaction (a “Strategic Transaction”). Accordingly, as of September 30, 2025, we classified the related disposal group of assets as held for sale and measured it at the lower of carrying amount or fair value less costs to sell; the assets held for sale were sold in October 2025 and certain assets and liabilities related to discontinued operations remained after the October 2025 sale (see Note 2 — Discontinued Operations and Assets Held for Sale). Because the planned disposal represents a strategic shift that will have a significant effect on our operations and financial results, we present the results of that component as discontinued operations for all periods shown. Accordingly, this MD&A discusses continuing operations separately from discontinued operations where relevant.

Strategic actions during 2025 and 2026

  July 2025 – Issuance of Class A Redeemable Preferred Stock as a special stock dividend and automatic conversion of the $3.0 million convertible note into Class B Convertible Preferred Stock (see Notes 3 and 4).
  September 2025 – Repurchase and cancellation of all then-outstanding warrants (see Note 5).
  October 24, 2025 – Completion of the Asset Sale to Biamp Systems, LLC for $3.0 million in cash. The transaction represented a strategic shift that had a major effect on the Company’s operations and financial results. The results of the disposed component are presented as discontinued operations for all periods presented (see Note 2).
  March 2, 2026 – Private placement with First Finance Ltd. (largest stockholder) for 437,500 shares and a warrant to purchase 437,500 additional shares (see Note 11).
  March 9, 2026 – Repurchase of 24,155 warrants from CVI Investments, Inc. (see Note 5).
  April 1, 2026 – Transition of CEO Derek Graham to a consulting arrangement (see Note 15).
  April 7, 2026 – Termination of the Edgewater Corporate Park lease and receipt of Nasdaq continued listing deficiency notice (see Notes 9 and 15).
  April 10, 2026 – Board approval of Class A Preferred Stock redemption at par (April 21, 2026) (see Notes 3 and 15).
  April 22, 2026 – Completion of reincorporation from Delaware to Nevada (see Note 1).

Operating context

Following the Asset Sale, our continuing operations generate minimal revenue and consist primarily of warranty support, collecting accounts receivable and recovering prepaid assets, public-company compliance costs, and restructuring activities. Management’s primary focus is preserving liquidity, and evaluating strategic alternatives (including a potential reverse merger or other transaction) to maximize stockholder value. The Company has incurred net losses and used cash in operations, and substantial doubt exists about its ability to continue as a going concern (see Note 1 – Going Concern).

Continuing operations and post-disposition plan

Following the Asset Sale on October 24, 2025, our continuing operations are limited to (i) fulfilling warranty and technical support obligations for legacy products, (ii) maintaining public-company compliance and governance, (iii) collecting accounts receivable and recovering prepaid assets and (iv) evaluating and pursuing strategic alternatives. We do not expect to generate material revenue from continuing operations in the foreseeable future.

Warranty support activities

We retained responsibility for legacy product support and warranty obligations. The Company maintains a small technical support function and limited service inventory to honor these obligations. Any immaterial service or parts revenue, if recognized, is reported within continuing operations. We evaluate warranty accruals each period and adjust estimates based on observed claim rates and resolution costs.

Corporate infrastructure and compliance

We maintain a lean corporate staff, including accounting/finance, IT, and senior management (CEO/CFO). Ongoing costs include audit and tax services, legal and advisory fees, SEC reporting, D&O insurance, IT/licensing, and Board and compliance expenses.

Monetization of residual assets and settlement of obligations

Management’s near-term priorities include monetizing any remaining assets, collecting receivables, settling liabilities, and completing the Class A Preferred redemption. All three facility leases were terminated by April 7, 2026 (see Note 9 and Note 15).

Presentation and comparability

 Results of the disposed product business are presented as discontinued operations for all periods shown. Continuing operations primarily comprise warranty support, corporate and restructuring costs. The balance sheet reflects assets and liabilities related to discontinued operations. The statement of operations presents (loss) from continuing operations separately from gain (loss) from discontinued operations, net of tax, and basic/diluted income (loss) per share is shown for continuing operations, discontinued operations, and total (see Note 7 — Income (Loss) Per Share).

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

Liquidity and going-concern considerations

We have incurred net losses and used cash in operations for the periods presented. Our ability to meet obligations as they come due depends on the timing and magnitude of cash from residual asset monetization, collections, and access to additional financing or a Strategic Transaction. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the issuance of these financial statements. Management’s plans include managing warranty exposure, collecting accounts receivable and recovering prepaid assets, and pursuing strategic alternatives. See Note 1 — Going Concern for additional information.

Key risks and uncertainties

Execution of the restructuring and any Strategic Transaction involves risks, including warranty claim variability, timing of asset monetization, and the cost and availability of essential public-company services. Actual outcomes may differ materially from current expectations.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of March 31, 2026.

Deferred Product Revenue

Deferred product revenue decreased to $0 at both March 31, 2026 and December 31, 2025.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three months ended March 31, 2026

Following the Asset Sale on October 24, 2025, the Company’s continuing operations generate minimal revenue and consist primarily of warranty support, public-company compliance, and restructuring costs. The majority of the Company’s historical operations are now presented as discontinued operations (see Note 2):

Continuing Operations

	Three months ended March 31,
(dollars in thousands)	2026	2025	Change Favorable (Adverse) in %
Revenue	$—	$—	—
Cost of goods sold	70	27	(159)
Gross profit (loss)	(70)	(27)	(159)
Sales and marketing	—	—	—
Research and product development	—	—	—
General and administrative	780	799	2
Total operating expenses	780	799	2
Operating loss	(850)	(826)	(3)
Other income (expense), net	—	12	(100)
Loss before income taxes	(850)	(814)	(4)
Provision (benefit) for income taxes	—	—	—
Net loss from continuing operations	$(850)	$(814)	(4)

Overview

Continuing operations in Q1 2026 primarily comprise corporate activities (public-company reporting, governance, and compliance), warranty support for legacy products, and restructuring actions. We recorded no product revenue in continuing operations for the three months ended March 31, 2026.

Costs of Goods Sold and Gross Profit (Loss)

Cost of goods sold in continuing operations reflects warranty-related parts and labor and immaterial service inventory usage. With no revenue in continuing operations for the periods presented, gross margin percentages are not meaningful; the period-over-period dollar changes reflect timing and volume of warranty claims and repairs.

Operating Expenses

General & administrative (G&A) - General & administrative (G&A) expenses in Q1 2026 were driven primarily by legal, advisory, and regulatory fees associated with the strategic review, disposition process, audit and tax fees, D&O insurance, and incremental accounting and compliance costs. S&M and R&D expenses in continuing operations were immaterial following the classification of the product business as held for sale.

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

Discontinued Operations

	Three months ended March 31,
(dollars in thousands)	2026	2025	Change Favorable (Adverse) in %
Revenue	$—	$2,313	(100)
Cost of goods sold	88	2,165	96
Gross profit (loss)	(88)	148	(159)
Total operating expenses	264	2,168	88
Operating loss	(430)	(2,020)	79
Income /(Loss) from discontinued operations, net of tax	$363	$(2,020)	118

Revenue in discontinued operations declined to $0 in Q1 2026 compared to $2,313 in Q1 2025, reflecting the completion of the Asset Sale in October 2025. See Note 2 — Discontinued Operations and Assets Held for Sale for additional details on the components of discontinued operations.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross profit decreased from $148 during 2025-Q1 to a loss of $88 during 2026-Q1.

The reduction in gross profit reflects the completion of the Asset Sale in October 2025. See Note 2 — Discontinued Operations and Assets Held for Sale for additional details on the components of discontinued operations.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2026-Q1 were $264 compared to $2,168 in 2025-Q1. The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses were $33 in Q1-2026, compared to $1,116 in Q1-2025. Both comparisons are the result of decreased sales commissions on fewer sales as well as lowered marketing spend inclusive of the reduction in force completed in Q3 of 2025.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were $9 in Q1-2026, compared to $691 in Q1-2025. The decrease in comparing the quarterly results was due to a decrease in headcount.

General and Administrative - G&A expenses include employee-related costs, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to operational teams.

G&A expenses were $222 in Q1-2026, compared to $361 in Q1-2025. The decreases were due to decreased expenses related to the exploration of strategic alternatives and closing down facilities.

Other income (expense), net

Other income (expense), net includes gain or loss on disposal of assets and impairment charges related to assets being held for sale. Other income for the three months ended March 31, 2026 included a $78 charge for expenses related to closure of foreign subsidiaries, compared to $0 for the three months ended March 2025.

Provision for income taxes

 During the three months ended March 31, 2026, the Company recorded an income tax benefit of $793 (recorded in discontinued operations) resulting from the reversal of unrecognized tax benefits (FIN 48 reserves). This reversal occurred because the statute of limitations expired for certain tax years, and the underlying tax positions were no longer subject to IRS review. For the three months ended March 31, 2025, the Company did not recognize any tax benefit from its losses due to the establishment of a full valuation allowance on its net deferred tax assets.

Net Loss and Outlook

 Net loss for the first quarter of 2026 was $487, compared to a net loss of $2,834 in the first quarter of 2025. The improvement was primarily driven by a one-time income tax benefit of $793 (recorded in discontinued operations) from the release of uncertain tax positions, partially offset by the absence of revenue-generating operations following the October 2025 Asset Sale to Biamp Systems.

Looking ahead, the Company’s continuing operations are expected to consist primarily of warranty servicing and technical support for legacy products, along with ongoing public company compliance and governance costs. We will continue to evaluate warranty claims experience and adjust our reserves as appropriate. In parallel, management is actively pursuing strategic alternatives, completed the redemption of the Class A Redeemable Preferred Stock on April 21, 2026, collecting accounts receivable and recovering prepaid assets, and continues to evaluate potential reverse merger or other value-enhancing transactions. We expect these activities to remain the primary focus for the remainder of 2026.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, cash and cash equivalents were $1,053 compared to $739 as of December 31, 2025. Working capital was minimal at both dates.

Cash used in operating activities was approximately $680 in the three months ended March 31, 2026, compared to $2,644 in the three months ended March 31, 2025. The decrease in cash used was primarily due to the absence of operating activities following the Asset Sale.

Cash provided by (used in) investing activities was $0 for the three months ended March 31, 2026, compared to $0 used in the prior-year period.

Cash provided by financing activities in the three months ended March 31, 2026 was $1,728, compared to $1,000 in the three months ended March 31, 2025. Both provision to cash were the result of common stock sales.

For a detailed discussion of liquidity and going-concern considerations, including management’s plans and the substantial doubt about the Company’s ability to continue as a going concern, see Note 1 – Going Concern.

In furtherance of the Asset Sale pursuit, the Company completed a one-time special stock dividend of Class A Redeemable Preferred Stock, payable July 18, 2025 to holders of record of our common stock on July 11, 2025, which entitles holders of the Class A Redeemable Preferred Stock to 100% of net proceeds from any Asset Sale upon redemption (see Notes 3 and 15 – the redemption occurred on April 21, 2026 at par value of $2). This structure aligns stockholder interests with the strategic process but depends on the successful completion of the Asset Sale for value realization. See Note 3 – Class A Redeemable Preferred Stock.

As of March 31, 2026, First Finance Ltd. beneficially owned approximately 61.34% of our common stock on an as-converted basis and has the right to nominate two directors to our Board. This concentration may influence strategic decisions, including the ongoing restructuring and possible Strategic Transactions, and could affect our ability to attract alternative financing or partners.

As of March 31, 2026, we had no open purchase orders.

As of March 31, 2026, we had inventory totaling $333. This compares to total inventories of $353 as of December 31, 2025.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2026 (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$360	$185	$175	$—	$—
Purchase obligations	—	—	—	—	—
Total	$360	$185	$175	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2026, other than (i) the presentation of discontinued operations as described in Note 2 and (ii) the reclassification of Class A Redeemable Preferred Stock from temporary equity to a current liability (see Note 3).

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Significant Accounting Policies and Recent Accounting Pronouncements for a discussion of recently issued accounting standards and their expected impact on our financial statements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is not exposed to significant market risk. Following the Asset Sale on October 24, 2025, the Company has minimal operations, no variable-rate debt, and limited foreign currency exposure. The Company’s primary financial instruments consist of cash and cash equivalents and the Class A Redeemable Preferred Stock liability (classified as a current liability at par value). Changes in interest rates or foreign currency exchange rates are not expected to have a material effect on the Company’s financial condition or results of operations.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings and other matters arising in the normal course of business. We are not currently a party to any legal proceeding that, if determined adversely to us, would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The risk factors under the heading “Risks Relating to our Business” set forth in Part I, Item 1A of the our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026 are hereby supplemented with the following additional risk factors:

We are at risk for being delisted from the NASDAQ Capital Market for noncompliance with Nasdaq’s Continued Listing Standards

On April 7, 2026, we received a letter from Nasdaq informing us that we are not in compliance with the continued listing standards under Nasdaq Marketplace Rule 5550(b). We have 45 calendar days (until May 22, 2026) to submit a compliance plan. If we are unable to regain compliance with Nasdaq's continued listing standards within any applicable cure period, our common stock could be subject to delisting from the Nasdaq Capital Market. Delisting of our common stock from Nasdaq could significantly reduce the liquidity and market price of our common stock and could make it more difficult for us to access the capital markets on acceptable terms, if at all. Even after we receive a notice of non-compliance, we may not be able to regain compliance within the timeframe provided by Nasdaq. Alternative markets, such as the over-the-counter markets, generally have less liquidity and visibility than Nasdaq, and trading on such markets could adversely affect the ability of stockholders to sell their shares at a desired price.

The risk factors under the heading “Risks Relating to Share Ownership” set forth in Part I, Item 1A of the our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 31, 2026 are hereby supplemented with the following additional risk factors:

Our Nevada Reincorporation May Affect the Rights of our Stockholders with Respect to Certain Corporation Actions

On April 22, 2026, we completed our reincorporation from Delaware to Nevada by conversion. As a Nevada corporation, we are subject to Nevada corporate law, which differs from Delaware law in certain respects, including with respect to stockholder rights, fiduciary duties of directors and officers, and the ability to adopt certain anti-takeover provisions. These differences could affect the rights of our stockholders and the governance of the Company. A discussion of these differences and related risks is set forth in our definitive information statement on Schedule 14C filed with the SEC on March 31, 2026 under the Heading “What Changes After Nevada Reincorporation?”.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 6. EXHIBITS

Exhibit No.	Title of Document

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2026 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2026 and incorporated herein by reference).

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

10.1	Lease Termination Agreement dated as of April 7, 2026 by and between Edgewater Corporate Park, LLC and ClearOne, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 13, 2026 and incorporated herein by reference).

10.2	Letter Agreement dated April 1, 2026 by and between ClearOne, Inc. and Derek Graham (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2026 and incorporated herein by reference).

10.3	Warrant Repurchase Agreement, dated March 9, 2026, by and between ClearOne, Inc. and CVI Investments, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2026 and incorporated herein by reference).

10.4	Securities Purchase Agreement dated as of March 2, 2026 by and between First Finance, Ltd. and ClearOne, Inc. (filed as Exhibit 10.1 to the Company’ s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

10.5	Registration Rights Agreement dated as of March 2, 2026 by and between First Finance, Ltd. and ClearOne, Inc. (filed as Exhibit 10.2 to the Company’ s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

10.6#	Settlement Agreement and Waiver of Claims (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 14, 2026 and incorporated herein by reference).

31.1*	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2*	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1*	Section 906 Certification of Chief Executive Officer (filed herewith)

32.2*	Section 906 Certification of Principal Financial Officer (filed herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* Filed herewith. # Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
May 15, 2026		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
May 15, 2026		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

