Form 10-Q
period 2026-06-30
CLEARONE INC
filed 2026-08-14
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______ to _______

Commission file number:001-33660

CLEARONE, INC.

(Exact name of registrant as specified in its charter)

Nevada	87-0398877
(State or other jurisdiction of incorporation)	(I.R.S. employer identification number)

7533 S CENTER VIEW CT #5311, WEST JORDAN, UT	84084
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 975-7200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CLRO	The NASDAQ Capital Market

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

The number of shares of ClearOne, Inc. common stock outstanding as of August 14, 2026 was 2,675,412.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$75	$220
Restricted cash	447	519
Inventories, net	304	353
Prepaid assets	10	—
Current assets related to discontinued operations	140	604
Total current assets	976	1,696
Operating lease - right of use assets, net	—	494
Long term assets related to discontinued operations	14	109
Total assets	$990	$2,299
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$244	$30
Accrued liabilities	185	649
Short term Note Payable	500	—
Current operating lease liability	—	223
Current liabilities related to discontinued operations	—	585
Total current liabilities	929	1,487
Long term operating lease liability	—	290
Long-term liabilities related to discontinued operations	442	1,236
Total liabilities	1,371	3,013

Shareholders' equity:
Class B convertible preferred stock, par value $0.001, 5,100 shares authorized, — and — shares issued and outstanding, respectively	—	—
Common stock, par value $0.001, 150,000,000 shares authorized, 2,675,412 and 2,237,912 shares issued and outstanding, respectively	3	2
Additional paid-in capital	37,500	35,767
Accumulated other comprehensive loss	(340)	(340)
Accumulated deficit	(37,544)	(36,143)
Total shareholders' equity	(381)	(714)
Total liabilities and shareholders' equity	$990	$2,299

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Cost of goods sold	70	100	140	127
Gross profit (loss)	(70)	(100)	(140)	(127)

Operating expenses:
Sales and marketing	—	—	—	—
Research and product development	—	—	—	—
General and administrative	849	1,092	1,629	1,891
Total operating expenses	849	1,092	1,629	1,891

Operating loss	(919)	(1,192)	(1,769)	(2,018)

Interest (expense)	—	(8)	—	(8)
Other income, net	—	3	—	15

Loss from continuing operations before income taxes	(919)	(1,197)	(1,769)	(2,011)

Provision for income taxes	—	8	—	8

Loss from continuing operations	(919)	(1,205)	(1,769)	(2,019)

Income (loss) from discontinued operations, net of tax	5	(3,367)	368	(5,387)

Net loss	$(914)	$(4,572)	$(1,401)	$(7,406)

Basic weighted average shares outstanding	2,675,412	1,733,307	2,530,384	1,691,836
Diluted weighted average shares outstanding	2,675,412	1,733,307	2,530,384	1,691,836

Basic income (loss) per share
From continuing operations	$(0.34)	$(0.70)	$(0.70)	$(1.19)
From discontinued operations	0.00	(1.94)	0.15	(3.19)
Total	(0.34)	(2.64)	(0.55)	(4.38)

Diluted income (loss) per share
From continuing operations	$(0.34)	$(0.70)	$(0.70)	$(1.19)
From discontinued operations	0.00	(1.94)	0.15	(3.19)
Total	(0.34)	(2.64)	(0.55)	(4.38)

Comprehensive loss:
Net loss	$(914)	$(4,572)	$(1,401)	$(7,406)
Change in foreign currency translation adjustment	1	(10)	—	(23)
Comprehensive loss	$(913)	$(4,582)	$(1,401)	$(7,429)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(1,401)	$(7,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	—	44
Changes in operating assets and liabilities:
Inventories	49	—
Prepaid expenses and other assets	(10)	—
Accounts payable	225	92
Accrued liabilities	(448)	219
Operating lease liabilities	—	(1)
Net cash used in operating activities, continuing operations	(1,585)	(7,052)
Cash provided by (used in) operating activities, discontinued operations	(860)	4,484

Cash flows from investing activities:
Net cash provided by investing activities, continuing operations	—	—
Cash used in investing activities, discontinued operations	—	(21)

Cash flows from financing activities:
Proceeds from sale of stock	1,750	1,000
Proceeds from issuance of convertible note	—	3,000
Proceeds from issuance of short-term note	500
Purchases of outstanding warrants	(22)	—
Net cash provided by financing activities, continuing operations	2,228	4,000
Cash provided by financing activities, discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	—	(18)

Net increase (decrease) in cash and cash equivalents	(217)	1,393
Cash, cash equivalents and restricted cash at the beginning of the period	739	1,417
Cash, cash equivalents and restricted cash at the end of the period	$522	$2,810

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow information:

	Six Months Ended June 30,
	2026	2025
Cash paid for income taxes	$—	$—

See accompanying notes
6

CLEARONE, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

1. Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), was a global market competitor providing conferencing, collaboration, and AV streaming solutions supporting voice and visual communications. Following the October 24, 2025 disposition of substantially all operating assets and intellectual property to Biamp Systems, LLC, the Company no longer sells products. The Company’s continuing operations are now limited to (i) fulfilling warranty and technical support obligations for legacy products, (ii) maintaining public-company compliance and governance, (iii) collecting accounts receivable and recovering prepaid assets and (iv) and pursuing strategic alternatives to maximize stockholder value. On July 1, 2026, the Company entered into an Agreement and Plan of Merger by and among the Company, CLRO Merger Sub, Inc., Cortigent, Inc. and Vivani Medical, Inc. See Note 14 — Subsequent Events. See also the discussion of going concern below and Note 2 — Discontinued Operations and Assets Held for Sale.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Following the Asset Sale (as described below) completed on October 24, 2025, the Company has no revenue-generating operations. The Company has incurred recurring losses and negative cash flows from operations, and its continuing operations are not expected to generate revenue at levels sufficient to fund its ongoing costs, which consist primarily of public-company reporting and compliance, professional and advisory fees, and residual warranty support for legacy products. As of June 30, 2026, the Company had cash and cash equivalents of $75, restricted cash of $447, and a note payable to a related party of $500. Disbursement of the restricted loan proceeds is subject to the approval of the related-party lender. On June 30, 2026, the Company entered into a Loan Agreement with First Finance Ltd. (“First Finance”) providing for advances of up to $1,000, of which $500 was received on June 29, 2026 and the remaining $500 was received on July 16, 2026. All amounts outstanding under the Loan Agreement bear interest at 11% per annum and mature on the earlier of December 30, 2026, which is within twelve months after the date these condensed consolidated financial statements are issued, or such date as the parties may mutually agree in writing. See Note 4 — Notes Payable.

These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Management's plans to address these conditions consist principally of the transactions contemplated by the Merger Agreement entered into on July 1, 2026, including the concurrent registered offering of a minimum of $10,000 and a maximum of $15,000 described in Note 14 — Subsequent Events. Consummation of those transactions is subject to conditions that are not within the Company's control, including effectiveness of a registration statement on Form S-1, completion of the offering, approval by Nasdaq of the initial listing application required as a result of the Change of Control determination described in Note 14, and satisfaction of the remaining closing conditions under the Merger Agreement. Because the execution and ultimate success of these plans depend on the occurrence of significant events that are outside the Company's control, management cannot conclude that the plans will be effectively implemented in a manner that alleviates the conditions giving rise to substantial doubt. Accordingly, substantial doubt about the Company's ability to continue as a going concern is not alleviated as of the date these condensed consolidated financial statements are issued.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of June 30, 2026 and December 31, 2025, the results of operations for the three and six months ended June 30, 2026 and 2025, and the cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

On April 22, 2026 the Company completed its reincorporation from Delaware to Nevada by conversion pursuant to the Plan of Conversion approved by stockholders on March 12, 2026. The Company is now a Nevada corporation, and all references to the Company's governing law and stockholder rights in these financial statements should be read in light of Nevada law. The conversion was a change in legal domicile only; the Company's assets and liabilities were carried forward at their historical carrying amounts, and the conversion had no effect on the Company's financial position, results of operations, or cash flows. See Note 10 — Shareholders' Equity.

Reverse Stock Split

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

Restricted Cash

The Company includes restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the condensed consolidated statements of cash flows, in accordance with ASU 2016-18.

Restricted cash was $447 as of June 30, 2026 and $519 as of December 31, 2025.

As of December 31, 2025, restricted cash consisted of the remaining proceeds of the $3,000 convertible note issued to First Finance on June 20, 2025, which were subject to contractual disbursement restrictions under the related Note Purchase Agreement, and were fully disbursed during the six months ended June 30, 2026.

As of June 30, 2026, restricted cash consisted of proceeds of the Loan Agreement entered into with First Finance on June 30, 2026. Under the terms of the Loan Agreement, disbursement of the loan proceeds is subject to review and approval by the lender. See Note 4 — Notes Payable.

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

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no changes to these policies during the quarter ended June 30, 2026 that are of significance or potential significance to the Company, other than presentation of discontinued operations as described above and in Note 2, and the addition of the Company's accounting for the related party note payable described in Note 4, which is recorded at amortized cost with interest expense recognized as incurred ..

Recent Accounting Pronouncements

ASU 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of specified natural expense categories underlying certain income statement expense captions. The standard is effective for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied prospectively or retrospectively. The Company is evaluating the impact of the standard and does not expect adoption to have a material effect on its financial position or results of operations.

The Company has determined that recently issued accounting standards, other than the above discussed, will not have a material impact on its consolidated financial position, results of operations or cash flows.

2. Discontinued Operations and Assets Held for Sale

On October 24, 2025, the Company completed the Asset Sale. The transaction represented a strategic shift that had  a major effect on the Company's operations and financial results. Accordingly, the results of the disposed component are presented as discontinued operations in the accompanying condensed consolidated statements of operations and cash flows for all periods presented, in accordance with ASC 205-20.

The disposal of the product business was completed prior to December 31, 2025, and the Company generated no revenue from discontinued operations in the three or six months ended June 30, 2026. Product returns and related credits are reflected within cost of goods sold. The amounts reported within discontinued operations in the 2026 periods relate to the settlement and wind-down of the previously disposed business rather than to any continuing activity, and consist principally of (i) a benefit from the release of liabilities for uncertain tax positions upon the lapse of statutes of limitations, (ii) product warranty and returns cost adjustments, and (iii) costs associated with the wind-down of the Company’s former foreign subsidiaries. These amounts are presented as adjustments to amounts previously reported in discontinued operations in accordance with ASC 205-20-45-4. Residual assets and liabilities of the disposed component remain on the condensed consolidated balance sheets and are presented separately as assets and liabilities related to discontinued operations pending final collection and settlement.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

The Company continues to fulfill limited warranty and technical support obligations for legacy products sold prior to the Asset Sale. Those activities, together with residual collections, are reflected in continuing operations. Settlements of liabilities of the disposed component are reflected within discontinued operations.

Cash flows of discontinued operations were as follows: net cash (used in) provided by operating activities of $(860) and $4,484, and net cash used in investing activities of $0 and $(21), for the six months ended June 30, 2026 and 2025, respectively.

For a full description of the Asset Sale, including the Strategic Plan approved by the Board in September 2025, and the classification of assets and liabilities as held for sale, see Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Major line items of results of discontinued operations (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue	$—	$1,916	$—	$4,229
Cost of goods sold	107	2,047	195	4,212
Gross profit (loss)	(107)	(131)	(195)	17
Operating expenses	(92)	3,236	172	5,404
Other (income) expenses, net	(50)	—	28	—
Income (loss) from discontinued operations before income taxes	35	(3,367)	(395)	(5,387)
Provision (benefit) for income taxes	30	—	(763)	—
Income (Loss) from discontinued operations, net of tax	$5	$(3,367)	$368	$(5,387)

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Audio conferencing	$—	$625	$—	$1,579
Microphones	—	971	—	2,089
Video products	—	320	—	561
	$—	$1,916	$—	$4,229

The following table disaggregates the Company’s revenue into major regions:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
North and South America	$—	$1,331	$—	$2,291
Asia Pacific (includes Middle East, India and Australia)	—	230	—	1,418
Europe and Africa	—	355	—	520
	$—	$1,916	$—	$4,229

Assets grouped into discontinued operations (unaudited):

	June 30, 2026	December 31, 2025
Accounts receivable, net	$—	$353
Inventories, net	—	—
Prepaids and other current assets	140	251
Property, plant and equipment, net	—	80
Other long-term assets	14	29
Total assets	$154	$713

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Liabilities grouped into discontinued operations (unaudited):

	June 30, 2026	December 31, 2025
Accounts payable	$—	$63
Accrued liabilities, current	—	521
Other long-term liabilities	442	1,236
Total liabilities	$442	$1,820

Management concluded the disposal constituted a component and a strategic shift because it eliminated significant revenue-generating activities. The Company continues to provide limited product support and warranty services. On July 1, 2026, the Company entered into an Agreement and Plan of Merger by and among the Company, CLRO Merger Sub, Inc., Cortigent, Inc. and Vivani Medical, Inc.; see Note 14 — Subsequent Events.

3. Capital Structure: Class A Redeemable Preferred Stock

On July 18, 2025, following the Board of Directors' authorization on June 20, 2025, filing of the Certificate of Designation on June 24, 2025, and Nasdaq Corporate Data Operations approval on July 11, 2025 (the record date), the Company issued 2,069,065 shares of Class A Redeemable Preferred Stock as a one-time special stock dividend to holders of common stock and common stock equivalents of record as of  the record date, consisting of one Class A share for each common share and common stock equivalent then outstanding. The Class A shares had a par value of $0.001 per share and ranked senior to common stock.

Pursuant to the Certificate of Designation, the Class A shares were mandatorily redeemable upon an Asset Sale for 100% of the net proceeds as defined therein, subject to a minimum of the par value of $0.001 per share. The closing of the Asset Sale to Biamp Systems, LLC on October 24, 2025 triggered the mandatory redemption obligation and rendered it unconditional. Accordingly, the Class A Redeemable Preferred Stock was reclassified from temporary equity to a current liability in accordance with ASC 480-10-S99 and was subsequently measured at the amount expected to be paid, with changes in the estimated redemption amount recognized in discontinued operations.

The net proceeds of the Asset Sale, after permitted expenses and net asset recoveries, were not sufficient to provide any distribution to holders of the Class A Redeemable Preferred Stock in excess of par value. The estimated redemption obligation was accordingly reduced from $758 at the date of reclassification to $50 as of December 31, 2025, and further to $2 as of March 31, 2026. The $48 adjustment recognized during the three months ended March 31, 2026 is included in the six months ended June 30, 2026. No remeasurement was recognized during the three months ended June 30, 2026.

On April 10, 2026, the Board of Directors approved the redemption of all 2,069,065 outstanding shares of Class A Redeemable Preferred Stock. The redemption was completed on April 21, 2026 at the par value of $0.001 per share, for aggregate consideration of $2, and all Class A shares were cancelled upon redemption. Holders of the Class A Redeemable Preferred Stock received no distribution of Asset Sale proceeds.

No shares of Class A Redeemable Preferred Stock were issued or outstanding as of June 30, 2026. As of December 31, 2025, 2,069,066 shares were authorized and 2,069,065 shares were issued and outstanding, with a redemption payable of $50 recorded as a current liability.

The Class A Redeemable Preferred Stock participated only in liquidation or sale proceeds and did not receive dividends other than the redemption amount. It was excluded from the computation of diluted earnings per share as anti-dilutive for all periods in which it was outstanding. See Note 7 — Income (Loss) per Share.
11

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

4. Notes Payable

Convertible Note — First Finance

On June 20, 2025, the Company issued a $3,000 convertible note to First Finance. The note accrued interest at 10% per annum and was mandatorily convertible into shares of newly designated Class B Convertible Preferred Stock upon the issuance of the Class A Redeemable Preferred Stock, which occurred on July 18, 2025. Interest expense on the convertible note of $8 and $8 was recognized during the three and six months ended June 30, 2025, respectively.

On July 21, 2025, the note, together with accrued interest automatically converted into 3,026 shares of Class B Convertible Preferred Stock. The conversion was recognized in equity with no gain or loss. The conversion ratio was fixed at issuance and the instrument qualified for the own-equity scope exception under ASC 815-40. Because the conversion occurred after June 30, 2025, it is not reflected as a non-cash financing activity in the supplemental cash flow information for either period presented.

No convertible note liability was outstanding as of June 30, 2026 or December 31, 2025, and all Class B Convertible Preferred Stock has been converted or redeemed. See Note 10 — Shareholders' Equity.

Note Payable — Related Party

On June 30, 2026, the Company entered into a Loan Agreement with First Finance, the Company's largest stockholder, pursuant to which First Finance agreed to lend the Company up to $1,000 in the aggregate. The loan is advanced in tranches consisting of an initial tranche of $500 and additional tranches of $250 each, in each case on dates mutually agreed by the parties.

Amounts advanced bear interest at 11% per annum, calculated daily on the basis of a 360-day year and accruing from the applicable advance date until repayment in full. Overdue interest is compounded and added to principal. The loan matures on the earlier of December 30, 2026 or such other date as the parties may mutually agree in writing and may be prepaid in whole or in part at any time without notice, bonus or penalty, provided no event of default is outstanding. The Loan Agreement contains customary events of default, including failure to pay principal or interest when due, subject to a ten-business day cure period; repayment of other indebtedness prior to the loan; assignment for the benefit of creditors; liquidation or dissolution; appointment of a receiver; and bankruptcy proceedings. Upon an event of default, the outstanding indebtedness becomes immediately due and payable. The Loan Agreement is governed by the laws of the State of Nevada. The Company intends to use the proceeds of the loan for general working capital purposes; however, disbursement of the proceeds is subject to review and approval by First Finance. As of June 30, 2026, $447 of the proceeds remained undisbursed and is classified as restricted cash. See Note 1 — Restricted Cash.

The Company received the initial tranche of $500 on June 29, 2026, in anticipation of execution of the Loan Agreement on June 30, 2026, and the advance is recorded as a note payable to a related party within current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2026. Accrued interest as of June 30, 2026, and interest expense for the three and six months ended June 30, 2026, were less than $1 and are not presented separately. The loan is carried at amortized cost, and its carrying amount approximates fair value given its short term and market rate of interest. Assuming the loan remains outstanding until contractual maturity with no prepayments, the Company expects to pay principal of $1,000 and accrued interest of approximately $54 on December 30, 2026.

Because First Finance beneficially owned approximately 61.34% of the Company's common stock on an as-converted basis as of June 30, 2026, the Loan Agreement constitutes a related party transaction. The terms of the Loan Agreement were reviewed and approved in accordance with the Company's related person transaction policy.

Subsequent to June 30, 2026, the Company received two additional tranches of $250 each, on July 16, 2026, drawing the full $1,000 available under the Loan Agreement. See Note 14 — Subsequent Events.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

5. Warrants Repurchased (and Related Party)

September 2025 Repurchases

During September 2025, the Company repurchased and cancelled certain outstanding common stock purchase warrants as follows:

  Intracoastal Capital, LLC – 6,039 underlying shares (September 2, 2025) for $4
  Lind Global Fund II, LP – 24,155 underlying shares (September 10, 2025) for $16
  Edward Dallin Bagley (related party) – 18,940 underlying shares (September 17, 2025) for $12
  Edward Bryan Bagley – 3,788 underlying shares (September 16, 2025) for $2

All repurchased warrants were cancelled upon settlement and accounted for as equity transactions with no effect on the condensed consolidated statement of operations.

March 2026 Issuance

On March 2, 2026, in connection with the Securities Purchase Agreement with First Finance described in Note 10 — Shareholders' Equity, the Company issued warrants to purchase up to 437,500 shares of common stock. The warrants had an exercise price of $5.00 per share and a term of two years, expiring March 2, 2028, and became exercisable six months from the date of issuance. It is a condition to Vivani Medical, Inc.’s obligations to consummate the closing of the Merger Agreement for First Finance to have waived any right to receive value in respect of any warrants held by it or its affiliates. On August 4, 2026, all warrants issued pursuant to the Securities Purchase Agreement were cancelled. See Note 14 — Subsequent Events.

March 2026 Repurchase

On March 9, 2026, the Company entered into a Warrant Repurchase Agreement with CVI Investments, Inc. pursuant to which the Company repurchased outstanding common stock purchase warrants originally issued on September 12, 2021, exercisable for an aggregate of 24,155 shares of common stock. The Company paid $0.9108 per underlying share, representing an aggregate cash purchase price of $22. Upon settlement, the warrants were cancelled and are of no further force or effect. The repurchase was accounted for as an equity transaction with no effect on the condensed consolidated statements of operations.

Underlying shares
Outstanding as of December 31, 2025	211,357
Issued	437,500
Repurchased and cancelled	(24,155)
Exercised	-
Outstanding as of June 30, 2026	624,702

Warrants outstanding as of June 30, 2026 consist of  (187,202 underlying shares issued in prior financings and 437,500 underlying shares issued on March 2, 2026. The Company issued no warrants and repurchased no warrants during the three months ended June 30, 2026.

Related Party

The September 2025 repurchase from Edward Dallin Bagley was approved by the Board of Directors in accordance with the Company's related person transaction policy. No amounts were outstanding with Mr. Bagley related to these warrants as of June 30, 2026.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

6. Revenue Information

The Company recognized no revenue from continuing operations during the three and six months ended June 30, 2026 or during the comparable periods in 2025. All revenue formerly reported by product group and geographic region relates to the disposed product business and is presented within discontinued operations. See Note 2 — Discontinued Operations and Assets Held for Sale for disaggregation of that revenue by primary product group and major region.

Following the Asset Sale, the Company's only remaining obligations to customers are assurance-type warranties on products sold prior to October 24, 2025. Assurance-type warranties are accounted for as a cost accrual under ASC 460 rather than as a separate performance obligation under ASC 606, and no portion of any transaction price has been allocated to them. See Note 1 — Product Warranties.

The Company had no contract assets and no contract liabilities as of June 30, 2026 or December 31, 2025, and deferred product revenue was $0 at both dates. The Company had no remaining performance obligations as of June 30, 2026.

7. Income (Loss) per share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share reflects the potential dilution that would occur if outstanding options and warrants were exercised, using the treasury stock method, except when the effect would be anti-dilutive. All share and per-share amounts have been retroactively adjusted to reflect the Company's 1-for-15 reverse stock split (see Note 1).

As discussed in Note 2 — Discontinued Operations and Assets Held for Sale, the Company presents basic and diluted income (loss) per share separately for continuing operations, discontinued operations, and total for each period presented. In accordance with ASC 260-10-45-18, income (loss) from continuing operations is used as the control number in determining whether potential common shares are dilutive. Because the Company reported a loss from continuing operations in each period presented, all outstanding options and warrants were anti-dilutive and were excluded from the computation of diluted income (loss) per share for all periods, including the computation of diluted income per share from discontinued operations. Accordingly, diluted income (loss) per share equals basic income (loss) per share for all periods presented.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The Class A Redeemable Preferred Stock was issued on July 18, 2025 and was not outstanding during the three or six months ended June 30, 2025. Upon the closing of the Asset Sale on October 24, 2025 it was reclassified from temporary equity to a current liability and ceased to be an equity instrument, and it was redeemed in full at par value on April 21, 2026 with holders receiving no distribution of Asset Sale proceeds. Accordingly, no income or loss was allocated to the Class A Redeemable Preferred Stock under the two-class method in any period presented. See Note 3 — Capital Structure: Class A Redeemable Preferred Stock.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(919)	$(1,205)	$(1,769)	$(2,019)
Income (loss) from discontinued operations	$5	$(3,367)	$368	$(5,387)
Net loss	$(914)	$(4,572)	$(1,401)	$(7,406)
Denominator:
Basic weighted average shares outstanding	2,675,412	1,733,307	2,530,384	1,691,836
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	2,675,412	1,733,307	2,530,384	1,691,836

Basic income (loss) per share
From continuing operations	$(0.34)	$(0.70)	$(0.70)	$(1.19)
From discontinued operations	$0.00	$(1.94)	$0.15	$(3.19)
Total	$(0.34)	$(2.64)	$(0.55)	$(4.38)

Diluted income (loss) per share
From continuing operations	$(0.34)	$(0.70)	$(0.70)	$(1.19)
From discontinued operations	$0.00	$(1.94)	$0.15	$(3.19)
Total	$(0.34)	$(2.64)	$(0.55)	$(4.38)

Weighted average options, warrants and convertibles outstanding	630,011	435,551	500,930	404,319
Anti-dilutive options, warrants and convertibles not included in the computation	630,011	435,551	500,930	404,319

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

8. Inventories

Inventories consist solely of finished goods retained to service warranty obligations on products sold prior to the Asset Sale. Inventories are stated at the lower of cost and net realizable value, with cost determined on a first-in, first-out (FIFO) basis.

In connection with the Asset Sale completed on October 24, 2025, substantially all product inventory was sold to Biamp Systems, LLC. No inventory is included in assets related to discontinued operations as of June 30, 2026 or December 31, 2025. See Note 2 — Discontinued Operations and Assets Held for Sale.

Inventories, net of reserves, consisted of the following:

	June 30, 2026	December 31, 2025
Current:
Finished goods	$304	$353

During the three months ended June 30, 2026, the Company consumed in warranty servicing $29 of inventory, recorded within cost of goods sold, and $304 inventory remained as of June 30, 2026.  See Note 1 — Product Warranties.

9. Leases

The Company recognizes operating lease cost on a straight-line basis over the lease term, taking into account future rent escalations and rent holiday periods.

Rent expense for three and six months ended June 30, 2026 and 2025 was as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Rent expense
Continuing operations	$—	$—	$—	$—
Discontinued operations	292	101	402	213
Total rent expense	$292	$101	$402	$213

As of December 31, 2025, the Company had three operating leases: the Edgewater Corporate Park facility at 5225 Wiley Post Way, Salt Lake City, Utah (approximately 9,402 square feet), which supported administrative, sales, marketing, customer support, and warranty operations and was scheduled to expire in February 2028; a facility in Gainesville, Florida; and a warehouse at 363 West 2720 South, Salt Lake City, Utah. The Gainesville and warehouse leases were terminated during the three months ended March 31, 2026.

On April 7, 2026, the Company entered into a lease termination agreement with Edgewater Corporate Park, LLC terminating the Edgewater lease in exchange for a termination fee of $300. Upon termination, the Company derecognized the remaining operating lease right-of-use asset of $321 and the related operating lease liability of $337 and recognized a net gain of $16, which is included in the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

Following these terminations, the Company had no operating leases, no operating lease right-of-use assets, and no operating lease liabilities as of June 30, 2026.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(176)	$(167)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$—	$494

Current portion of operating lease liabilities, included in accrued liabilities	$—	$223
Operating lease liabilities, net of current portion	—	290
Total operating lease liabilities	$—	$513

Weighted average remaining lease term for operating leases (in years)	—	2.17
Weighted average discount rate for operating leases	—%	6.76%

The Company had no remaining operating lease payment obligations as of June 30, 2026.

10. Shareholders' Equity

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Preferred stock, common stock and additional paid-in capital
Balance, beginning of period	$37,503	$32,726	$35,769	$31,696
Return of dividend	—	—	6	—
Repurchase of warrants	—	—	(22)	—
Issuance of common stock and warrants, net	—	—	1,750	1,000
Share-based compensation expense	—	21	—	44
Proceeds from employee stock purchase plan	—	(7)	—	—
Balance, end of period	$37,503	$32,740	$37,503	$32,740

Accumulated other comprehensive loss
Balance, beginning of period	$(341)	$(319)	$(340)	$(306)
Foreign currency translation adjustment	1	(10)	—	(23)
Balance, end of period	$(340)	$(329)	$(340)	$(329)

Accumulated deficit
Balance, beginning of period	$(36,630)	$(12,893)	$(36,143)	$(10,059)
Net income (loss) – discontinued operations	5	(3,367)	368	(5,387)
Net loss – continuing operations	(919)	(1,205)	(1,769)	(2,019)
Balance, end of period	$(37,544)	$(17,465)	$(37,544)	$(17,465)

Total shareholders' equity	$(381)	$14,946	$(381)	$14,946

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

Preferred Stock Designations and Related Matters

On June 24, 2025, the Company filed Certificates of Designation with the State of Delaware authorizing up to 2,069,066 shares of Class A Redeemable Preferred Stock and 5,100 shares of Class B Convertible Preferred Stock.  The Class A Redeemable Preferred Stock ranked senior to common stock and was mandatorily redeemable upon an Asset Sale. The Class B Convertible Preferred Stock ranked senior to common stock and to other equity, except the Class A Redeemable Preferred Stock, and carried dividend, voting (on an as-converted basis), and liquidation rights. The issuance, reclassification, redemption, and conversion of these securities during 2025 and 2026 are described below.

Additionally, effective June 20, 2025, the Board of Directors was expanded from four to five members, with Eric Boehnke and Youngsun Park (a/k/a Sunny Park), nominees of First Finance, appointed as directors to serve until the next annual meeting or until their successors are elected and qualified. Neither appointee has any material arrangements or family relationships with the Company requiring disclosure under Item 404(a) of Regulation S-K, and they receive standard director compensation.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

On July 18, 2025, the Company issued 2,069,065 shares of Class A Redeemable Preferred Stock, par value $0.001 per share, as a one-time special stock dividend to holders of common stock and common stock equivalents of record as of July 11, 2025, consisting of one Class A share for each common share and common stock equivalent then outstanding. The Class A shares ranked senior to common stock and were mandatorily redeemable upon an Asset Sale for 100% of the net proceeds as defined in the Certificate of Designation, subject to a minimum of par value. Upon the closing of the Asset Sale on October 24, 2025, the redemption obligation became unconditional and the Class A Redeemable Preferred Stock was reclassified from temporary equity to a current liability in accordance with ASC 480-10-S99. On April 21, 2026, the Company redeemed all 2,069,065 outstanding shares at par value for aggregate consideration of $2, and all Class A shares were cancelled; holders received no distribution of Asset Sale proceeds. No shares of Class A Redeemable Preferred Stock were issued or outstanding as of June 30, 2026. See Note 3 — Capital Structure: Class A Redeemable Preferred Stock.

On July 21, 2025, the Company's $3,000 convertible note issued to First Finance on June 20, 2025, together with $26 of accrued interest, automatically converted into 3,026 shares of Class B Convertible Preferred Stock pursuant to its original terms, at a fixed conversion ratio of 166.44474 common shares per Class B share determined at issuance. Because the conversion option was indexed to, and settled in, the Company's own equity, it qualified for the own-equity scope exception under ASC 815-40; accordingly, no derivative liability was recorded and the full conversion amount was recognized in equity with no gain or loss. On November 24, 2025, First Finance converted all 3,026 shares of Class B Convertible Preferred Stock into 503,662 shares of common stock at the fixed conversion price of $6.008 per share. No shares of Class B Convertible Preferred Stock were issued or outstanding as of June 30, 2026 or December 31, 2025. See Note 4 — Notes Payable.

For additional details, refer to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025, including the Certificates of Designation attached as Exhibits 3.1 and 3.2, the Note Purchase Agreement attached as Exhibit 10.1, and the Convertible Note attached as Exhibit 10.2 thereto.

March 2, 2026 Private Placement

On March 2, 2026, the Company entered into a Securities Purchase Agreement with First Finance, the Company’s largest stockholder, pursuant to which the Company issued and sold 437,500 shares of common stock at a purchase price of $4.00 per share and a warrant to purchase up to 437,500 additional shares of common stock at an exercise price of $5.00 per share. The warrant has a two-year term expiring on March 2, 2028 and becomes exercisable on September 2, 2026. The warrant is classified in stockholders’ equity in accordance with ASC 815-40. The Company received gross proceeds of $1,750. The fair value of the warrants was determined using the Black-Scholes option pricing model. The Company allocated the proceeds between the common stock and the warrants based on their relative fair values. The portion of the proceeds allocated to the warrants, $618, was recorded in additional paid-in capital – warrants. The Company also entered into a Registration Rights Agreement with First Finance providing for the registration of the shares and warrant shares for resale.  It is a condition to Vivani Medical, Inc.’s obligations to consummate the closing of the Merger Agreement for First Finance to have waived any right to receive value in respect of any warrants held by it or its affiliates. On August 4, 2026, all warrants issued pursuant to the Securities Purchase Agreement were cancelled. See Note 14 — Subsequent Events.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

11. Share-based Compensation

The Company determines the fair value of share-based payments on the date of grant using the Black-Scholes option pricing model in accordance with ASC Topic 718, which requires assumptions regarding the risk-free interest rate, the expected life of the awards, expected volatility over the term of the awards, and expected dividends. No stock options were granted during the three and six months ended June 30, 2026 or 2025.

A summary of the stock option activity under the Company’s plans for the six months ended June 30, 2026, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	19,716	$35.33
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	—	—
Canceled or expired	(14,215)	12.58
Options outstanding at June 30, 2026	5,501	96.60
Options exercisable at end of June 30, 2026	5,501	$96.60

All outstanding options were fully vested and exercisable as of June 30, 2026, and had no aggregate intrinsic value as the exercise price exceeded the market price of the Company's common stock. As of June 30, 2026, total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was $0.

Share based compensation expense has been recorded as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of goods sold	$—	$1	$—	$1
Sales and marketing	—	(1)	—	—
Research and product development	—	3	—	7
General and administrative	—	18	—	36
	$—	$21	$—	$44

On July 17, 2026, the Board of Directors adopted the Company's 2026 Omnibus Incentive Plan. No awards had been granted under the plan as of the date of this report. See Note 14 — Subsequent Events.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

12. Income Taxes

The Company maintains a full valuation allowance against its U.S. federal and state deferred tax assets. Management concluded that it is more likely than not that these deferred tax assets will not be realized based on the Company's cumulative pre-tax losses and other sources of negative evidence. Accordingly, no income tax benefit is recognized for losses in those jurisdictions.

Tax positions are recognized when it is more likely than not that the position will be sustained on examination, and are measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions are reviewed at each balance sheet date. Liabilities recorded as a result of this analysis are recorded separately from current and deferred income tax accounts. The Company accounts for interest and penalties related to unrecognized tax benefits as a component of its income tax provision.

The total amount of unrecognized tax benefits as of June 30, 2026, that would favorably impact the effective tax rate if recognized was $417. As of June 30, 2026,  the Company had accrued $80 in interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

Six Months ended June 30,
2026
Balance – beginning of year	$1,030
Additions based on tax positions related to current quarter	—
Reductions for tax positions of prior years	(61)
Lapse in statues of limitations	(595)
Uncertain tax positions, ending balance	$374

Although the Company believes its estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not differ from the amounts reflected in its historical income tax provisions and accruals. Such differences could have a material impact on the Company's income tax provision and operating results in the period in which such determination is made.

The Company's U.S. federal income tax returns for 2022 through 2025 are subject to examination. The Company also files in various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to federal, state, or non-U.S. income tax examinations by tax authorities for years prior to 2022.

The Merger described in Note 14 — Subsequent Events, together with prior issuances of common stock, is expected to result in an ownership change under Section 382 of the Internal Revenue Code, which would substantially limit the Company's ability to utilize its net operating loss carryforwards and other tax attributes. Because the Company maintains a full valuation allowance against its deferred tax assets, any such limitation is not expected to have a material effect on the Company's financial position or results of operations.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

13. Operating Segment

The Company operates as a single operating and reportable segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker ("CODM") ") in deciding how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer.

The CODM evaluates financial information and assesses performance on a consolidated basis. The measure of segment profit or loss used by the CODM is consolidated net loss, together with functional expenses, as reported in the accompanying condensed consolidated statements of operations and comprehensive loss. The CODM uses that measure to monitor the Company's remaining obligations and cash requirements and to allocate resources among the Company's remaining warranty support, residual collection, and public-company compliance activities.

There are no significant segment expenses, other segment items, or asset information regularly provided to the CODM that are supplemental to the amounts disclosed in the condensed consolidated financial statements. Accordingly, segment expense information is the same as the corresponding consolidated amounts, and segment assets are equal to total assets as presented in the accompanying condensed consolidated balance sheets.

Following the Asset Sale completed on October 24, 2025, the Company recognized no revenue from continuing operations in any period presented. Revenue of the disposed product business, disaggregated by primary product group and major geographic region, is presented in Note 2 — Discontinued Operations and Assets Held for Sale. All of the Company's remaining assets are located in the United States.

14. Subsequent Events

The Company has evaluated events and transactions occurring after June 30, 2026 through August 14, 2026, the date these condensed consolidated financial statements were available to be issued.

Related Party Loan — Additional Advance

As described in Note 4 — Notes Payable, on June 30, 2026 the Company entered into a Loan Agreement with First Finance, the Company's largest stockholder, providing for advances of up to $1,000 in the aggregate. The Company received the initial tranche of $500 on June 29, 2026, in anticipation of execution of the Loan Agreement on June 30, 2026, which is reflected as a note payable to a related party in the accompanying condensed consolidated balance sheet as of June 30, 2026. On July 16, 2026, the Company received two additional tranches of $250 each, totaling $500, and as of the date of this report the full $1,000 available under the Loan Agreement has been advanced. Amounts outstanding bear interest at 11% per annum and mature on the earlier of December 30, 2026 or such other date as the parties may mutually agree in writing.

Agreement and Plan of Merger

On July 1, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, CLRO Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), Cortigent, Inc. ("Cortigent"), and Vivani Medical, Inc. ("Vivani"), pursuant to which, subject to satisfaction or waiver of certain conditions, Merger Sub will merge with and into Cortigent, with Cortigent surviving as a wholly owned subsidiary of the Company (the "Merger"). Following the Merger, the Company is expected to be renamed "Cortigent Holdings, Inc." and to trade on The Nasdaq Capital Market under the symbol "CRGT."

As consideration for all issued and outstanding shares of Cortigent common stock, Vivani will receive 12,500,000 shares of the Company's common stock (the "Consideration Shares"). No fractional shares will be issued. Fifty percent of the Consideration Shares are subject to a one-year lock-up and the remaining fifty percent to a two-year lock-up following closing, together with registration rights as set forth in the Merger Agreement. Based on 2,675,412 shares of common stock outstanding, the Consideration Shares and up to 855,000 shares of the Company’s common stock issuable pursuant to agreements with the Company in connection with past advisory services provided to the Company and to be provided on an ongoing basis would represent approximately 82% of the Company's common stock on a pro forma basis, excluding any shares issued in the Financing described below.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In connection with the Merger, the Company filed a registration statement on Form S-1 on August 10, 2026 for a best-efforts offering of a minimum of 2,857,142 units and a maximum of 4,285,714 units (“Units”) at $3.50 per Unit, to raise a minimum aggregate gross proceeds of $10,000 and maximum aggregate gross proceeds of $15,000 (the "Financing"). Each Unit is comprised of one share of the Company’s common stock and one warrant to purchase one share of common stock. The warrants will initially have an exercise price of $10.00 per share of common stock, will be exercisable immediately, and will expire six months from the date of issuance. The Company has also agreed to grant at closing up to 1,400,000 stock options to certain individuals affiliated with Cortigent, and will be subject to a 12-month equity issuance moratorium following closing, subject to certain permitted exceptions.

At the effective time, the board of directors of the combined company will consist of five members, and the officers will be Jonathan Adams (President and Chief Executive Officer), Simon Brewer (Chief Financial Officer and Principal Accounting Officer), and Rachel Evans (Corporate Secretary). Stockholders collectively holding at least 50.1% of the Company's outstanding common stock have entered into voting support agreements, and Vivani has entered into a corresponding voting support agreement.

Consummation of the Merger is subject to customary closing conditions, including (i) approval by the stockholders of the Company and of Vivani, (ii) completion of the Financing, (iii) the Company's continued listing on The Nasdaq Capital Market, (iv) effectiveness of the Form S-1, and (v) other customary conditions, including forgiveness of Cortigent's intercompany balance owed to Vivani immediately prior to the effective time. The Merger Agreement may be terminated by either party if the transaction has not been consummated within 180 days of July 1, 2026, subject to extension in certain circumstances, and contains a break-up fee provision. ThinkEquity LLC acted as sole financial advisor to the Company and is entitled to a fee of $1,875 upon closing. On July 2, 2026, the Company issued a press release announcing execution of the Merger Agreement.

Because the former owner of Cortigent will obtain a majority voting interest in the combined company, the Merger is expected to be accounted for as a reverse recapitalization, with Cortigent treated as the accounting acquirer and the Company treated as the accounting acquiree, notwithstanding that the Company is the surviving legal registrant. No goodwill is expected to be recognized. The Merger has not closed as of the date these financial statements were available to be issued, and no assets, liabilities, results of operations, or equity of Cortigent are reflected in the accompanying condensed consolidated financial statements.

Nasdaq Change of Control Determination

On July 8, 2026, the Company received a letter from the Nasdaq Listing Qualifications Staff determining that the proposed transaction with Vivani constitutes a business combination resulting in a "Change of Control" under Nasdaq Listing Rule 5110(a). Staff's determination was based on the combined company's management, board composition, ownership and voting power resting with Vivani — specifically, that the Chief Executive Officer, Chief Financial Officer and four of five directors will be appointed by Vivani, and that Vivani will hold between approximately 59.4% and 67.5% of the combined company's shares and voting power. As a result, the post-transaction entity will be required to satisfy all of Nasdaq's initial listing criteria and to complete Nasdaq's initial listing process, including payment of all applicable fees, prior to consummation of the Merger. If the Merger is consummated and the post-transaction company fails to qualify for listing or to timely complete the initial listing process, Nasdaq Listing Qualifications Staff will issue a Staff Determination Letter, trading in the Company's securities will be suspended, and a Form 25-NSE will be filed to remove the Company's securities from listing and registration. The Company submitted an initial listing application on July 22, 2026. There can be no assurance that the post-transaction entity will satisfy Nasdaq's initial listing requirements.

This determination is in addition to the continued listing deficiency described in Part II, Item 1A. On May 22, 2026, the Company submitted a compliance plan to Nasdaq.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts)

Stockholder Written Consent, 2026 Omnibus Incentive Plan, and Schedule 14C

On July 17, 2026, the Company's Board of Directors adopted resolutions approving the Company's 2026 Omnibus Incentive Plan, which permits the grant of stock options, stock appreciation rights, restricted stock units, restricted stock awards, cash-based awards and dividend equivalent rights, and authorizing the preparation and filing of an information statement on Schedule 14C.

On August 11, 2026, the Company filed a definitive information statement on Schedule 14C disclosing that holders representing approximately 61.3% of the Company's voting capital stock, together with the Board of Directors, approved by written consent in lieu of a meeting (i) the issuance of the Consideration Shares, which will represent more than 20% of the outstanding common stock and result in a change of control under Nasdaq Listing Rules 5635(a) and 5635(b), and (ii) the adoption of the Company’s 2026 Omnibus Incentive Plan under Nasdaq Listing Rule 5635(c). Pursuant to Rule 14c-2 under the Exchange Act, these actions may not be effected until at least 20 calendar days after the information statement is mailed to stockholders. The stockholders did not approve the Merger itself, only the share issuance and the adoption of the plan. No awards had been granted under the 2026 Omnibus Incentive Plan as of date of this Form 10-Q was filed.

Employment Agreement

On July 31, 2026, the Company entered into an employment agreement with Simon Brewer (the “Employment Agreement”), the Chief Financial Officer of the Company, whereby the Company has retained Mr. Brewer as the Chief Financial Officer of the Company to be effective upon completion of the acquisition of Cortigent for an indefinite period, provided that either party may terminate the Employment Agreement upon providing the other party with 30 days’ prior written notice. Mr. Brewer is to be paid an annual base salary of $300,000 and is eligible for an annual discretionary performance bonus. The Company has agreed to grant to Mr. Brewer stock options to purchase up to 200,000 shares of common stock at an exercise price equal to the price of the financing to be completed in connection with the acquisition of Cortigent, which options will vest as to 25% on each anniversary of the Employment Agreement. Mr. Brewer is eligible to participate in any benefit plans offered by the Company. The Company may terminate the Employment Agreement with cause at any time by paying any unpaid salary and expenses/benefits. The Company may terminate the Employment Agreement without cause, or Mr. Brewer may resign for good reason (as defined in the Employment Agreement), on 30 days prior written notice, by paying any unpaid salary and expenses/benefits plus a severance payment of six months of the annual salary and continuing any COBRA benefits for such six month period. Mr. Brewer has agreed to not solicit employees or customers for a period of 12 months following any termination of the Employment Agreement and not to disparage the Company or its past or present officers, directors, managers, employees, products, services or business.

Warrant Cancellation Agreement

On August 4, 2026, the Company entered into a warrant cancellation agreement (the “Warrant Cancellation Agreement”) with First Finance, whereby the Company and First Finance agreed that warrants to purchase up to 437,500 shares of the Company’s common stock at an exercise price of $5.00 per share for a period of two years following issuance are cancelled and extinguished as of August 4, 2026. The Warrant Cancellation Agreement was entered into in connection with the Merger Agreement.

Advisor Agreements

On August 7, 2026, the Company entered into advisor agreements (the “Advisor Agreements”) with each of First Finance, Betelgeuse Capital Advisors Inc., Gang3 Capital Ltd. and JJK Holdings Ltd. (the “Advisors”) in connection with past advisory services provided to the Company and to be provided on an ongoing basis. As compensation for each of the Advisors’ services, the Company agreed to issue (i) 25,000 shares of its common stock, par value $0.001 to First Finance, (ii) 90,000 shares of its common stock to Betelgeuse Capital Advisors Inc., (iii) 140,000 shares of its common stock to Gang3 Capital Ltd. and (iv) 600,000 shares of its common stock to JJK Holdings Ltd. Each Advisor Agreement is effective as of June 1, 2026 and will continue until the earlier of (i) final completion of the services set out in each Advisor Agreement, or (ii) the Advisor providing ten business days’ prior written notice to the Company, which period may be waived in whole or in part at the Company’s sole discretion. The Advisor Agreements were entered into in connection with the Merger Agreement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements in this report, other than statements of historical fact, are forward-looking statements for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statements of assumptions underlying any of the foregoing. All forward-looking statements included in this report are made as of the date hereof and are based on information available to us as of such date. We assume no obligation to update any forward-looking statement. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “potential,” or “continue,” or the negative thereof or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are based upon reasonable assumptions at the time made, there can be no assurance that any such expectations or any forward-looking statement will prove to be correct. Our actual results will vary, and may vary materially, from those projected or assumed in the forward-looking statements. Future financial condition and results of operations, as well as any forward-looking statements, are subject to inherent risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not anticipate, including, without limitation, statements regarding the Merger and the Financing described below, including the timing and likelihood of their completion; the effectiveness of a registration statement on Form S-1; the Company's ability to satisfy Nasdaq's initial listing requirements in connection with the change of control resulting from the Merger and to maintain compliance with Nasdaq's continued listing standards; the receipt of required stockholder approvals; the possibility that the Merger Agreement may be terminated; substantial doubt about the Company's ability to continue as a going concern; the Company's liquidity and its sources of and need for future financing; the fulfillment of legacy product warranty obligations and collection of remaining receivables; and other factors referred to in our reports filed with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025. All subsequent forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. Additional factors that may have a direct bearing on our operating results are discussed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. Beginning September 30, 2025, we classified substantially all operating assets related to our product business as held for sale and began presenting the results of that component as discontinued operations. Accordingly, the discussion below focuses on continuing operations unless otherwise indicated. See Note 2.

BUSINESS OVERVIEW

ClearOne, Inc. (the “Company,” “we,” “us,” or “our”) was historically a global provider of conferencing, collaboration, and AV streaming solutions for voice and visual communications. Following the October 24, 2025 disposition of substantially all operating assets and intellectual property to Biamp Systems, LLC (the “Asset Sale”), the Company no longer manufactures or sells products. Our continuing operations are now limited to (i) fulfilling warranty and technical support obligations for legacy products, (ii) maintaining public-company compliance and governance, (iii) collecting accounts receivable and recovering prepaid assets and (iv) evaluating and pursuing strategic alternatives to maximize stockholder value, which resulted in the Agreement and Plan of Merger Agreement described below.

On July 1, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, CLRO Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), Cortigent, Inc. ("Cortigent"), and Vivani Medical, Inc. ("Vivani"), pursuant to which, subject to satisfaction or waiver of certain conditions, Merger Sub will merge with and into Cortigent, with Cortigent surviving as a wholly owned subsidiary of the Company (the "Merger"). The transaction is expected to be accounted for as a reverse recapitalization, with Cortigent treated as the accounting acquirer. Consummation is subject to the Financing as described, effectiveness of a registration statement on Form S-1, Nasdaq approval of an initial listing application resulting from the change-of-control determination described below, stockholder approvals, and other customary conditions. See Note 14 — Subsequent Events. The following discussion of the Company's historical results of operations should be read in that context, as the Company's continuing operations are expected to change substantially upon completion of the Merger.

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
  September 2025 – Repurchase and cancellation of certain then-outstanding warrants (see Note 5).
  October 24, 2025 – Completion of the Asset Sale to Biamp Systems, LLC for $3.0 million in cash. The transaction represented a strategic shift that had a major effect on the Company’s operations and financial results. The results of the disposed component are presented as discontinued operations for all periods presented (see Note 2).
  March 2, 2026 – Private placement with First Finance Ltd. (“First Finance”), the Company's largest stockholder, for 437,500 shares and a warrant to purchase 437,500 additional shares (see Note 10).
  March 9, 2026 – Repurchase of 24,155 warrants from CVI Investments, Inc. (see Note 5).
  April 1, 2026 – Transition of CEO Derek Graham to a consulting arrangement (as reported on our Current Report on Form 8-K filed April 3, 2026).
  April 7, 2026 – Termination of the Edgewater Corporate Park lease and receipt of Nasdaq continued listing deficiency notice (see Note 9 and Part II, Item 1A).
  April 10, 2026 – Board of Directors' approval of Class A Preferred Stock redemption at par (April 21, 2026) (see Note 3).
  April 22, 2026 – Completion of reincorporation from Delaware to Nevada (see Note 1).
  June 30, 2026 – Entry into a $1.0 million related party loan facility with First Finance (see Note 4).
  July 1, 2026 – Entry into Merger Agreement (see Note 14).
  July 8, 2026 – Receipt of Nasdaq determination that the Merger constitutes a change of control under Listing Rule 5110(a) (see Note 14).
  July 17, 2026 – Adoption of the 2026 Omnibus Incentive Plan and filing of a preliminary information statement on Schedule 14C (see Note 14).
  July 31, 2026 – Entry into an employment agreement with the Company's Chief Financial Officer, effective upon completion of the Merger (see Note 14).
  August 3, 2026 – Approval by written consent of holders of approximately 61.3% of the voting power of the issuance of the Consideration Shares and the adoption of the 2026 Omnibus Incentive Plan (see Note 14).
  August 4, 2026 – Cancellation of the March 2, 2026 warrant to purchase 437,500 shares in connection with the Merger (see Notes 5 and 14).
  August 10, 2026 – Filing of a registration statement on Form S-1 for the concurrent Merger financing of between $10.0 million and $15.0 million (see Note 14).
26

Operating context

Following the Asset Sale, our continuing operations generate no revenue and consist primarily of warranty support, collecting accounts receivable and recovering prepaid assets, public-company compliance costs, and restructuring activities. Management's primary focus is preserving liquidity and completing the Merger described above and in Note 14 — Subsequent Events. The Company has incurred net losses and used cash in operations, and substantial doubt exists about its ability to continue as a going concern (see Note 1 – Going Concern).

Continuing operations and post-disposition plan

Following the Asset Sale on October 24, 2025, our continuing operations are limited to (i) fulfilling warranty and technical support obligations for legacy products, (ii) maintaining public-company compliance and governance, (iii) collecting accounts receivable and recovering prepaid assets and (iv) and pursuing strategic alternatives to maximize stockholder value, which resulted in the Merger Agreement described above and in Note 14 — Subsequent Events. We do not expect to generate revenue from continuing operations in the foreseeable future.

Warranty support activities

We retained responsibility for legacy product support and warranty obligations. The Company maintains a small technical support function and limited service inventory to honor these obligations. No service or parts revenue was recognized, in continuing operations during the periods presented. We evaluate warranty accruals each period and adjust estimates based on observed claim rates and resolution costs.

Corporate infrastructure and compliance

We maintain a lean corporate staff, including accounting/finance, IT, and senior management (CEO/CFO). Ongoing costs include audit and tax services, legal and advisory fees, SEC reporting, D&O insurance, IT/licensing, and Board of Directors' and compliance expenses.

Monetization of residual assets and settlement of obligations

Management's near-term priorities include completing the Merger and the Financing described in Note 14, monetizing any remaining assets, collecting receivables, and settling liabilities. The Class A Redeemable Preferred Stock was redeemed at par on April 21, 2026 (see Note 3), and all three facility leases had been terminated by April 7, 2026 (see Note 9).

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

Critical accounting estimates

The classification of the disposal group of assets as held for sale and presentation as discontinued operations required management to make significant estimates, including the measurement of fair value less the costs to sell, of the disposal group (ASC 360) and the warranty obligation retained by the Company (ASC 460). These estimates use assumptions regarding market participant pricing, transaction costs, expected claim rates and unit repair costs. Actual results could differ materially from these estimates.

Liquidity and going-concern considerations

We have incurred net losses and used cash in operations for the periods presented. Our ability to meet obligations as they come due depends on the $1.0 million related party loan facility with First Finance (see Note 4) and on completion of the Merger and the concurrent registered financing of between $10.0 million and $15.0 million pursuant to the Company’s registration statement on Form S-1 filed on August 10, 2026 for a best-efforts offering of a minimum of 2,857,142 units and a maximum of 4,285,714 units (the “Units) at $3.50 per Unit, to raise minimum aggregate gross proceeds of $10.0 million and maximum aggregate gross proceeds of $15.0 million (the "Financing"). Each Unit is comprised of one share of common stock and one warrant. The Warrants will initially have an exercise price of $10.00 per share of common stock, will be exercisable immediately, and will expire six months from the date of issuance. Completion of the Merger and the Financing is subject to conditions outside our control, including effectiveness of a registration statement on Form S-1, Nasdaq approval of an initial listing application, and stockholder approvals. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued, and management has concluded that its plans do not alleviate that doubt. See Note 1 — Going Concern for additional information.

Key risks and uncertainties

Execution of the Merger involves risks, including the possibility that the Merger or the Financing is not completed, that the post-transaction entity does not satisfy Nasdaq's initial listing requirements, warranty claim variability, and the cost and availability of essential public-company services. Actual outcomes may differ materially from current expectations.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of June 30, 2026.

Deferred Product Revenue

Deferred product revenue decreased to $0 at both June 30, 2026 and December 31, 2025.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and six months ended June 30, 2026

Following the Asset Sale on October 24, 2025, the Company’s continuing operations generate no revenue and consist primarily of warranty support, public-company compliance, and restructuring costs. The majority of the Company’s historical operations are now presented as discontinued operations (see Note 2):

Continuing Operations

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	Change Favorable (Adverse) in %	2026	2025	Change Favorable (Adverse) in %
Revenue	$—	$—	-	$—	$—	-
Cost of goods sold	70	100	30	140	127	(10)
Gross profit (loss)	(70)	(100)	30	(140)	(127)	(10)
Sales and marketing	—	—	-	—	—	-
Research and product development	—	—	-	—	—	-
General and administrative	849	1,092	22	1,629	1,891	14
Total operating expenses	849	1,092	22	1,629	1,891	14
Operating loss	(919)	(1,192)	23	(1,769)	(2,018)	12
Other income (expense), net	—	(5)	(100)	—	7	(100)
Loss before income taxes	(919)	(1,197)	23	(1,769)	(2,011)	12
Provision (benefit) for income taxes	—	8	100	—	8	100
Net loss from continuing operations	$(919)	$(1,205)	24	$(1,769)	$(2,019)	12

Overview

Continuing operations primarily comprise corporate activities (public-company reporting, governance, and compliance) and warranty support for legacy products. We recorded no revenue in continuing operations during the three or six months ended June 30, 2026 or the comparable 2025 periods.

Costs of Goods Sold and Gross Profit (Loss)

Cost of goods sold in continuing operations reflects warranty-related parts and labor. Cost of goods sold was $70 and $140 for the three and six months ended June 30, 2026, compared to $100 and $127 for the comparable 2025 periods. Because continuing operations generated no revenue, gross margin percentages are not meaningful, and the period-over-period changes reflect the timing and volume of warranty claims and repairs.

Operating Expenses

General & administrative (G&A) - General and administrative (G&A) expenses were $849 and $1,629 for the three and six months ended June 30, 2026, compared to $1,092 and $1,891 for the comparable 2025 periods, decreases of 22% and 14%, respectively. The decreases reflect the substantial reduction in corporate infrastructure and headcount following the Asset Sale, partially offset by legal, advisory, and other professional fees associated with the Merger and related transactions. G&A expenses consist primarily of audit and tax fees, legal and advisory fees, SEC reporting costs, D&O insurance, and other public-company compliance costs.

Sales & marketing (S&M) and research & development (R&D) - No sales and marketing or research and development expense was recognized in continuing operations during the periods presented; all such costs relate to the disposed product business and are reported within discontinued operations.

Restructuring/exit costs - No material restructuring or exit costs were recognized in continuing operations during the periods presented. Any such costs meeting the recognition criteria of ASC 420 are recorded in the period incurred.

Other income (expense), net

Other income (expense), net in continuing operations was $0 for the three and six months ended June 30, 2026, compared to $(5) and $7 for the comparable 2025 periods. The 2025 amounts reflect interest expense on the convertible note through its conversion on July 21, 2025 and interest income on cash equivalents.

Income taxes

We maintained a full valuation allowance against US federal and state deferred tax assets in both periods due to cumulative losses and uncertainty of realization. Accordingly, we did not recognize an income tax benefit for losses in continuing operations.

Discontinued Operations

	Three months ended June 30,			Six months ended June 30,
(dollars in thousands)	2026	2025	Change Favorable (Adverse) in %	2026	2025	Change Favorable (Adverse) in %
Revenue	$—	$1,916	(100)	$—	$4,229	(100)
Cost of goods sold	107	2,047	95	195	4,212	95
Gross profit (loss)	(107)	(131)	(18)	(195)	17	(1,247)
Total operating expenses	(92)	3,236	103	172	5,404	97
Operating loss	15	(3,367)	100	(367)	(5,387)	93
Income /(Loss) from discontinued operations, net of tax	$5	$(3,367)	100	$368	$(5,387)	107

Discontinued operations generated no revenue in the three or six months ended June 30, 2026, compared to $1,916 in the second quarter of 2025 and $4,229 in the 2025 year-to-date period, reflecting the completion of the Asset Sale in October 2025. See Note 2 — Discontinued Operations and Assets Held for Sale for additional details on the components of discontinued operations.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Our gross loss decreased from $131 during 2025-Q2 to a loss of $107 during 2026-Q2.

The reduction in gross profit reflects the completion of the Asset Sale in October 2025. See Note 2 — Discontinued Operations and Assets Held for Sale for additional details on the components of discontinued operations.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2026-Q2 were $(92) compared to $3,236 in 2025-Q2. Total operating expenses thru 2026-YTD were $172 compared to $5,404 observing the same 6-month period in 2025.The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses were $40 in Q2-2026, compared to $1,383 in Q2-2025 while the year-to-date results for the six months ended June 30, showed $73 in 2026 compared to $2,499 in 2025. Both comparisons are the result of no sales commissions during 2026 due to no sales as well as lowered marketing spend inclusive of the reduction in force completed in Q3 of 2025.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were $(26) in Q2-2026, compared to $1,359 in Q2-2025, while the year-to-date results for the six months ended June 30, showed $(17) in 2026 compared to $2,050 in 2025. The change in the quarterly results reflect the reversal of previously accrued amounts following the wind-down of product development activities.

General and Administrative - G&A expenses include employee-related costs, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to operational teams.

G&A expenses were $(106) in Q2-2026, compared to $494 in Q2-2025, while the year-to-date results for the six months ended June 30, showed $116 in 2026 compared to $855 in 2025 The credit in Q2 2026 is due to decreased allowance for doubtful accounts causing a credit to bad debt expense. The overall changes from 2025 were due to decreased expenses related to the exploration of strategic alternatives and closing down facilities.

Other income (expense), net

Other income (expense), net within discontinued operations was $50 for the three months ended June 30, 2026 and $(28) for the six months ended June 30, 2026. The six-month amount reflects a $78 charge for costs associated with the closure of the Company's former foreign subsidiaries, partially offset by a $50 credit from the reversal of a liability accrued in a prior period in connection with the anticipated redemption of the Class A Redeemable Preferred Stock. That accrual was separate from the redemption obligation described in Note 3, which was settled in cash in April 2026, and was reversed at June 30, 2026 upon confirmation that no further amounts were payable.

Provision for income taxes

During the six months ended June 30, 2026 the Company recorded an income tax benefit of $(763) (recorded in discontinued operations) resulting from the reversal of unrecognized tax benefits (FIN 48 reserves). This reversal occurred because the statute of limitations expired for certain tax years, and the underlying tax positions were no longer subject to IRS review. For the six months ended June 30, 2025, the Company did not recognize any tax benefit from its losses due to the establishment of a full valuation allowance on its net deferred tax assets.

Net Loss and Outlook

The Company's total net loss was $(914) for the second quarter of 2026, compared to $(4,572) for the second quarter of 2025, and $(1,401) for the 2026 year-to-date period, compared to $(7,406) for the comparable 2025 period. The reduction in net loss primarily reflects the absence of the operating losses of the disposed product business, now presented within discontinued operations, together with a $763 income tax benefit recorded in discontinued operations from the release of uncertain tax positions.

Looking ahead, the Company’s continuing operations are expected to consist primarily of warranty servicing and technical support for legacy products, along with ongoing public company compliance and governance costs. We will continue to evaluate warranty claims experience and adjust our reserves as appropriate. In parallel, management is focused on completing the Merger with Cortigent and the Financing described in Note 14. The Company completed the redemption of the Class A Redeemable Preferred Stock on April 21, 2026 and continues to collect remaining receivables and settle obligations. We expect completion of the Merger to be the primary focus for the remainder of 2026.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, cash, cash equivalents and restricted cash were $522, compared to $739 as of December 31, 2025. Of the $522, $75 was unrestricted cash and cash equivalents and $447 was restricted cash representing undisbursed proceeds of the First Finance loan, the disbursement of which requires lender approval (see Note 1). Working capital was $47 as of June 30, 2026 compared to $209 as of December 31, 2025.

Cash used in operating activities was $2,445 for the six months ended June 30, 2026 ($1,585 used in continuing operations and $860 used in discontinued operations), compared to $2,568 for the comparable 2025 period.

Investing activities used $0 in the 2026 period, compared to $21 used in the prior-year period (in discontinued operations).

Cash provided by financing activities was $2,228 for the six months ended June 30, 2026, consisting of $1,750 of proceeds from the March 2026 private placement and $500 from the First Finance loan, partially offset by $22 to repurchase warrants, compared to $4,000 in the prior-year period ($1,000 from common stock sales and $3,000 from the convertible note).

On June 30, 2026, the Company entered into a Loan Agreement with First Finance providing for advances of up to $1,000, of which $500 was received on June 30, 2026 and $500 was received on July 16, 2026. All amounts bear interest at 11% per annum and mature on December 30, 2026, or such other date as the parties may mutually agree in writing. The Company's near-term liquidity depends on the proceeds of this facility and on completion of the Merger and the concurrent registered financing of between $10,000 and $15,000 described in Note 14. Completion of the Financing is a condition to the Merger and is subject to effectiveness of a registration statement on Form S-1 and market conditions. There can be no assurance the Financing or the Merger will be completed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Note 1 — Going Concern.

The Company had previously issued a one-time special stock dividend of Class A Redeemable Preferred Stock, which was mandatorily redeemable upon an Asset Sale. The redemption was completed on April 21, 2026 at par value for aggregate consideration of $2, and holders received no distribution of Asset Sale proceeds (see Note 3).

As of June 30, 2026, First Finance beneficially owned approximately 61.34% of our common stock on an as-converted basis and has the right to nominate two directors to our Board. This concentration may influence strategic decisions, including the Merger and related transactions described in Note 14, and could affect our ability to attract alternative financing or partners.

As of June 30, 2026, we had no open purchase orders.

As of June 30, 2026, we had inventory totaling $304. This compares to total inventories of $353 as of December 31, 2025.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2026 (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Related party loan - principal	$500	$500	$—	$—	$—
Related party loan - interest
Operating leases	—	—	—	—	—
Total	$500	$500	$—	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes during the six months ended June 30, 2026, other than (i) the presentation of discontinued operations as described in Note 2 and (ii) the reclassification of Class A Redeemable Preferred Stock from temporary equity to a current liability (see Note 3).

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 — Significant Accounting Policies and Recent Accounting Pronouncements for a discussion of recently issued accounting standards and their expected impact on our financial statements.

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information otherwise required under this item.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings and other matters arising in the normal course of business. We are not currently a party to any legal proceeding that, if determined adversely to us, would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. The following risk factors supplement and highlight certain risks that are particularly material to the Company in light of events occurring during the quarter ended June 30, 2026 and certain subsequent events.

If we fail to meet all applicable Nasdaq requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On April 7, 2026, we received a letter from the Nasdaq Listing Qualifications staff notifying us that we were not in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires a minimum of $2,500,000 in stockholders' equity. We submitted a compliance plan on May 22, 2026.  Separately, on July 8, 2026, the Nasdaq staff determined that our proposed Merger with Cortigent constitutes a change of control under Listing Rule 5110(a), such that the post-transaction entity must satisfy all of Nasdaq's initial listing requirements and complete the initial listing process prior to consummation of the Merger (see Note 14 — Subsequent Events). If we are unable to regain compliance with the continued listing standards, or if the post-transaction entity is unable to satisfy Nasdaq's initial listing requirements, our common stock could be delisted from the Nasdaq Capital Market. Delisting of our common stock from Nasdaq could significantly reduce the liquidity and market price of our common stock and could make it more difficult for us to access the capital markets on acceptable terms, if at all. Even after we receive a notice of non-compliance, we may not be able to regain compliance within the timeframe provided by Nasdaq. Alternative markets, such as the over-the-counter markets, generally have less liquidity and visibility than Nasdaq, and trading on such markets could adversely affect the ability of stockholders to sell their shares at a desired price.

Our Nevada Reincorporation may affect the rights of our stockholders with respect to certain corporation actions.

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

The Merger and the Financing may not be completed, which would have a material adverse effect on us.

On July 1, 2026, we entered into the Merger Agreement. Completion of the Merger is subject to conditions that are largely outside our control, including, among others, approval by our stockholders and Vivani's, completion of the Financing, effectiveness of a registration statement on Form S-1, and Nasdaq's approval of an initial listing application required as a result of the change-of-control determination described in Note 14. There can be no assurance these conditions will be satisfied. The Merger Agreement may be terminated if the transaction is not completed within 180 days of signing and contains a break-up fee. If the Merger or the Financing is not completed, we would have incurred substantial costs without an operating business to absorb them, we would have limited strategic alternatives, and the substantial doubt about our ability to continue as a going concern would remain unresolved, which could force us to wind down or liquidate.

Following the disposition of certain operating assets, we have limited continuing activities that are not expected to generate revenue at levels sufficient to fund ongoing operating costs.

Our continuing activities are not expected to generate material revenue at levels sufficient to fund ongoing operating costs. As a result, our ability to sustain operations depends on numerous factors, including the successful completion of the Merger, successful completion of one or more Strategic Transactions, our ability to obtain additional financing, the successful development and commercialization of acquired technologies and products, market acceptance of such products, our ability to attract and retain qualified personnel, competitive conditions and general economic and capital markets conditions. Many of these factors are beyond our control. If we are unable to obtain additional capital or complete the Merger or a Strategic Transaction on acceptable terms or at all, we may be required to significantly curtail operations or pursue an orderly wind-down of the Company, which could result in reduced recoveries for stockholders.

We expect to continue to incur expenses associated with operating as a public company, pursuing Strategic Transactions, integrating acquired businesses, raising capital and complying with applicable legal and regulatory requirements. There can be no assurance that our operations will generate sufficient revenues to offset these expenses or that we will achieve profitability in the future. If we are unable to generate sufficient revenue or obtain additional financing when needed, our business, financial condition, results of operations and prospects could be materially adversely affected.

Combining the two companies may be more difficult, costly or time consuming than expected, and the combined company may not realize all of the anticipated benefits of the Merger.

The Company and Cortigent have operated and, until the consummation of the Merger, will continue to operate, independently. The combined company may not be able to successfully achieve the anticipated benefits of the Merger at all or they may take longer to realize than expected. The difficulties of operating the combined company may include, among others:

  the diversion of management attention to integration matters;
  difficulties in integrating functions, personnel and systems;
  potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger; and
  declines in results of operations, financial condition or cash flows.

Many of these factors are outside the control of the Company and Cortigent, and any one of them could result in increased costs, decreased expected revenues and diversion of management time and energy, which could materially impact the business, financial condition, results of operations and cash flows of the combined company. These factors could cause dilution to the earnings per share of the combined company, decrease or delay the expected benefits of the Merger and negatively impact the price of our common stock. As a result, it cannot be assured that the combined company will realize the full benefits anticipated from the Merger within the anticipated time frames, or at all.

In addition, following the Merger, we will become responsible for Cortigent’s liabilities and obligations, including with respect to legal, financial, regulatory, and compliance matters. These obligations will result in additional cost and investment by the Company and, if we have underestimated the amount of these costs and investments or if we fail to satisfy any such obligations, we and Cortigent may not realize the anticipated benefits of the Merger. Further, it is possible that there may be unknown, contingent or other liabilities or problems that may arise in the future, the existence and/or magnitude of which we and Cortigent were previously unaware. Any such liabilities or problems could have an adverse effect on the combined company’s business, financial condition, results of operations or cash flows.

Further, following completion of the Merger, the combined company will be susceptible to many of the risks described herein and risks related to Cortigent’s business. To the extent any of the events in the risks occur, those events could cause the potential benefits of the Merger not to be realized and the market price of the combined company’s common stock to decline.

The Merger and related issuances will substantially dilute existing stockholders and will result in a change of control of the Company.

The Consideration Shares of 12,500,000 shares, together with up to 855,000 shares to be issued to certain advisors pursuant to agreements with the Company in connection with past advisory services provided to the Company and to be provided on an ongoing basis, would represent approximately 82% of our common stock on a pro forma basis before the Financing; the units offered in the Financing, and up to 1,400,000 stock options to be granted at closing would cause further dilution. Following the Merger, Vivani will hold a majority of the combined company's voting power and will designate the Chief Executive Officer, Chief Financial Officer, and four of five directors, and existing stockholders will have limited ability to influence the combined company. Stockholders holding at least 50.1% of our common stock have entered into voting support agreements, and our largest stockholder and its affiliates, holding approximately 61%, already approved the share issuance by written consent, so remaining stockholders have no ability to affect these matters. For 12 months following closing, we will be subject to an equity issuance moratorium, subject to limited exceptions, which could constrain our ability to raise additional capital.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended June 30, 2026, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

Exhibit No.	Title of Document

2.1	Agreement and Plan of Merger, dated July 1, 2026 by and among ClearOne, Inc. CLRO Merger Sub, Inc., Cortigent, Inc., and Vivani Medical, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 6, 2026 and incorporated herein by reference).

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2026 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2026 and incorporated herein by reference).

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant issued by ClearOne, Inc. to First Finance Ltd. pursuant to the Securities Purchase Agreement, dated March 2, 2026 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on August 10, 2026 and incorporated herein by reference).

10.1	Lease Termination Agreement dated as of April 7, 2026 by and between Edgewater Corporate Park, LLC and ClearOne, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 13, 2026 and incorporated herein by reference).

10.2	Letter Agreement dated April 1, 2026 by and between ClearOne, Inc. and Derek Graham (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2026 and incorporated herein by reference).

10.3	Warrant Repurchase Agreement, dated March 9, 2026, by and between ClearOne, Inc. and CVI Investments, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2026 and incorporated herein by reference).

10.4	Securities Purchase Agreement dated as of March 2, 2026 by and between First Finance, Ltd. and ClearOne, Inc. (filed as Exhibit 10.1 to the Company’ s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

10.5	Registration Rights Agreement dated as of March 2, 2026 by and between First Finance, Ltd. and ClearOne, Inc. (filed as Exhibit 10.2 to the Company’ s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

10.6#	Settlement Agreement and Waiver of Claims (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 14, 2026 and incorporated herein by reference).

10.7	$3,000,000 Principal Amount Convertible Note dated June 20, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2025 and incorporated herein by reference).

10.8	Asset Purchase Agreement, dated October 24, 2025, by and among ClearOne, Inc., ClearOne Services, LLC, ClearOne Holding, LLC and Biamp Systems, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 30, 2025 and incorporated herein by reference).

10.9	Warrant Cancellation Agreement, dated as of August 4, 2026, by and between ClearOne, Inc. and First Finance Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 5, 2026 and incorporated herein by reference).

Exhibit No.	Title of Document

10.10	Employment Agreement, dated as of July 31, 2026, by and between ClearOne, Inc. and Simon Brewer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 5, 2026 and incorporated herein by reference).

10.11	ClearOne, Inc. 2026 Omnibus Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 as filed with the SEC on August 10, 2026 and incorporated herein by reference).

10.12	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and First Finance Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

10.13	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and Betelgeuse Capital Advisors Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

10.14	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and Gang3 Capital Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

10.15	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and JJK Holdings Ltd. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

31.1*	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2*	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1**	Section 906 Certification of Chief Executive Officer (furnished herewith)

32.2**	Section 906 Certification of Principal Financial Officer (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* Filed herewith. ** Furnished herewith. # Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
August 14, 2026		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
August 14, 2026		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

