Form 10-Q
period 2026-09-30
CLEARONE INC
filed 2026-11-10
CIK 840715

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

The number of shares of ClearOne, Inc. common stock outstanding as of November 10, 2026 was 2,675,412.

1

 CLEARONE, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

CLEARONE, INC

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except par value)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$18	$220
Restricted cash	50	519
Inventories, net	278	353
Prepaid assets	135	—
Current assets related to discontinued operations	129	604
Total current assets	610	1,696
Operating lease - right of use assets, net	—	494
Long term assets related to discontinued operations	13	109
Total assets	$623	$2,299
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99	$30
Accrued liabilities	56	649
Short term note payable	1,025	—
Current operating lease liability	—	223
Current liabilities related to discontinued operations	93	585
Total current liabilities	1,273	1,487
Long term operating lease liability	—	290
Long-term liabilities related to discontinued operations	441	1,236
Total liabilities	1,714	3,013

Shareholders' equity:
Common stock, par value $0.001, 150,000,000 shares authorized, 2,675,412 and 2,237,912 shares issued and outstanding, respectively	3	2
Additional paid-in capital	37,500	35,767
Accumulated other comprehensive loss	(341)	(340)
Accumulated deficit	(38,253)	(36,143)
Total shareholders' equity	(1,091)	(714)
Total liabilities and shareholders' equity	$623	$2,299

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS

(Dollars in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$—	$—	$—	$—
Cost of goods sold	27	27	167	80
Gross loss	(27)	(27)	(167)	(80)

Operating expenses:
Sales and marketing	—	—	—	—
Research and product development	—	—	—	—
General and administrative	763	827	2,392	3,180
Total operating expenses	763	827	2,392	3,180

Operating loss	(790)	(854)	(2,559)	(3,260)

Interest expense	(25)	(20)	(25)	(28)
Other income	—	4	—	19

Loss from continuing operations before income taxes	(815)	(870)	(2,584)	(3,269)

Provision for income taxes	—	1	—	9

Loss from continuing operations	(815)	(871)	(2,584)	(3,278)

Income (loss) from discontinued operations, net of tax	106	(12,865)	474	(17,864)

Net loss	$(709)	$(13,736)	$(2,110)	$(21,142)

Basic weighted average shares outstanding	2,675,412	1,734,250	2,579,258	1,706,130
Diluted weighted average shares outstanding	2,675,412	1,734,250	2,579,258	1,706,130

Basic income (loss) per share
From continuing operations	$(0.30)	$(0.50)	$(1.00)	$(1.92)
From discontinued operations	0.04	(7.42)	0.18	(10.47)
Total	(0.26)	(7.92)	(0.82)	(12.39)

Diluted income (loss) per share
From continuing operations	$(0.30)	$(0.50)	$(1.00)	$(1.92)
From discontinued operations	0.04	(7.42)	0.18	(10.47)
Total	(0.26)	(7.92)	(0.82)	(12.39)

Comprehensive loss:
Net loss	$(709)	$(13,736)	$(2,110)	$(21,142)
Change in foreign currency translation adjustment	(1)	(6)	(1)	(29)
Comprehensive loss	$(710)	$(13,742)	$(2,111)	$(21,171)

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,110)	$(21,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Net (gain) loss from discontinued operations	(474)	17,864
Amortization of right-of-use assets	—	204
Share-based compensation expense	—	66
Non-cash interest expense	—	28
Changes in operating assets and liabilities:
Inventories	75	—
Prepaid expenses and other assets	(135)	—
Accounts payable	69	42
Accrued liabilities	(568)	(179)
Operating lease liabilities	—	(205)
Net cash used in operating activities, continuing operations	(3,143)	(3,322)
Cash used in operating activities, discontinued operations	(255)	(1,267)

Cash flows from investing activities:
Purchase of property and equipment	—	(17)
Purchase of intangibles	—	(16)
Proceeds from sale of capitalized assets	—	12
Net cash used in investing activities, continuing operations	—	(21)
Cash used in investing activities, discontinued operations	—	—

Cash flows from financing activities:
Proceeds from sale of stock	1,750	1,000
Proceeds from issuance of convertible note	—	3,000
Proceeds from issuance of short-term note	1,000
Purchases of outstanding warrants	(22)	(34)
Net cash provided by financing activities, continuing operations	2,728	3,966
Cash provided by financing activities, discontinued operations	—	—

Effect of exchange rate changes on cash and cash equivalents	(1)	(29)

Net decrease in cash and cash equivalents	(671)	(673)
Cash, cash equivalents and restricted cash at the beginning of the period	739	1,417
Cash, cash equivalents and restricted cash at the end of the period	$68	$744

See accompanying notes

CLEARONE, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share amounts)

The following is a summary of supplemental cash flow information:

	Nine Months Ended September 30,
	2026	2025
Cash paid for income taxes	$7	$29
Interest paid as non-cash dividend	—	28
Conversion of debt to Series B Preferred stock	—	3,026
Issuance of Class A redeemable preferred stock – temporary equity	—	758

See accompanying notes
6

CLEARONE, INC.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

1. Business Description, Basis of Presentation and Significant Accounting Policies

Business Description:

ClearOne, Inc., together with its subsidiaries (collectively, “ClearOne” or the “Company”), was a global market competitor providing conferencing, collaboration, and AV streaming solutions supporting voice and visual communications. Following the October 24, 2025 disposition of substantially all operating assets and intellectual property to Biamp Systems, LLC, the Company no longer sells products. The Company’s continuing operations are now limited to (i) fulfilling warranty and technical support obligations for legacy products, (ii) maintaining public-company compliance and governance, (iii) collecting accounts receivable and recovering prepaid assets and (iv) and pursuing strategic alternatives to maximize stockholder value. On July 1, 2026, the Company entered into an Agreement and Plan of Merger by and among the Company, CLRO Merger Sub, Inc., Cortigent, Inc. and Vivani Medical, Inc. See Note 14 — Merger Agreement and Related Transactions. See also the discussion of going concern below and Note 2 — Discontinued Operations and Assets Held for Sale.

Going Concern:

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Following the Asset Sale (as described below) completed on October 24, 2025, the Company has no revenue-generating operations. The Company has incurred recurring losses and negative cash flows from operations, and its continuing operations are not expected to generate revenue at levels sufficient to fund its ongoing costs, which consist primarily of public-company reporting and compliance, professional and advisory fees, and residual warranty support for legacy products. As of September 30, 2026, the Company had cash and cash equivalents of $18, restricted cash of $50, and a note payable to a related party of $1,025. Disbursement of the restricted loan proceeds is subject to the approval of the related-party lender. On June 30, 2026, the Company entered into a Loan Agreement with First Finance Ltd. (“First Finance”) providing for advances of up to $1,000, of which $500 was received on June 29, 2026 and the remaining $500 was received on July 16, 2026. All amounts outstanding under the Loan Agreement bear interest at 11% per annum and mature on the earlier of December 30, 2026, which is within twelve months after the date these condensed consolidated financial statements are issued, or such date as the parties may mutually agree in writing. See Note 4 — Notes Payable. Subsequent to September 30, 2026, on October 14, 2026, the Company entered into an additional Loan Agreement with First Finance, effective as of October 7, 2026, providing for an unsecured, non-interest-bearing advance of $200 that is repayable at such time as is determined and mutually agreed upon in writing by the Company and First Finance, increasing the aggregate principal amount owed to First Finance to $1,200. See Note 15 — Subsequent Events.

In addition, on October 8, 2026 the Company received a determination from the Nasdaq Staff to delist its common stock for failure to satisfy the $2,500 minimum stockholders' equity requirement for continued listing. On October 14, 2026, the Company requested a hearing before a Nasdaq Hearings Panel and paid the applicable fee, which stayed the suspension pending the Panel’s decision. The hearing is scheduled for November 17, 2026. There can be no assurance that the appeal will be successful or that the Company will regain or maintain compliance with Nasdaq's continued listing requirements. See Note 15 — Subsequent Events.

These conditions raise substantial doubt about the Company's ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued.

Management's plans to address these conditions consist principally of the transactions contemplated by the Merger Agreement entered into on July 1, 2026, including the concurrent registered offering of a minimum of $10,000 and a maximum of $15,000 described in Note 14 — Merger Agreement and Related Transactions. Consummation of those transactions is subject to conditions that are not within the Company's control, including effectiveness of a registration statement on Form S-1, completion of the offering, approval by Nasdaq of the initial listing application required as a result of the Change of Control determination described in Note 14, and satisfaction of the remaining closing conditions under the Merger Agreement. Because the execution and ultimate success of these plans depend on the occurrence of significant events that are outside the Company's control, management cannot conclude that the plans will be effectively implemented in a manner that alleviates the conditions giving rise to substantial doubt. Accordingly, substantial doubt about the Company's ability to continue as a going concern is not alleviated as of the date these condensed consolidated financial statements are issued.

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

These accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and are not audited. Certain information and footnote disclosures that are usually included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been either condensed or omitted in accordance with SEC rules and regulations. The accompanying condensed consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of our financial position as of September 30, 2026 and December 31, 2025, the results of operations for the three and nine months ended September 30, 2026 and 2025, and the cash flows for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results for a full-year period. These interim unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC.

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

Restricted cash was $50 as of September 30, 2026 and $519 as of December 31, 2025.

As of December 31, 2025, restricted cash consisted of the remaining proceeds of the $3,000 convertible note issued to First Finance on June 20, 2025, which were subject to contractual disbursement restrictions under the related Note Purchase Agreement, and were fully disbursed during the nine months ended September 30, 2026.

As of September 30, 2026, restricted cash of $50 consisted of proceeds of the Loan Agreement entered into with First Finance on June 30, 2026. Under the terms of the Loan Agreement, disbursement of the loan proceeds is subject to review and approval by the lender. See Note 4 — Notes Payable.

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

Significant Accounting Policies

The significant accounting policies were described in Note 1 to the audited consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. There have been no changes to these policies during the quarter ended September 30, 2026 that are of significance or potential significance to the Company, other than presentation of discontinued operations as described above and in Note 2, and the addition of the Company's accounting for the related party note payable described in Note 4, which is recorded at amortized cost with interest expense recognized as incurred ..

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

The disposal of the product business was completed prior to December 31, 2025, and the Company generated no product sales from discontinued operations during the three or nine months ended September 30, 2026. Returns, credits and other adjustments associated with products sold before completion of the Asset Sale are reflected within cost of goods sold. The amounts reported within discontinued operations in the 2026 periods relate to the settlement and wind-down of the previously disposed business rather than to any continuing activity, and consist principally of (i) a benefit from the release of liabilities for uncertain tax positions upon the lapse of statutes of limitations, (ii) product warranty and returns cost adjustments, and (iii) costs associated with the wind-down of the Company’s former foreign subsidiaries. These amounts are presented as adjustments to amounts previously reported in discontinued operations in accordance with ASC 205-20-45-4. Residual assets and liabilities of the disposed component remain on the condensed consolidated balance sheets and are presented separately as assets and liabilities related to discontinued operations pending final collection and settlement.

The Company continues to fulfill limited warranty and technical support obligations for legacy products sold prior to the Asset Sale. Those activities, together with residual collections, are reflected in continuing operations. Settlements of liabilities of the disposed component are reflected within discontinued operations.

Cash flows of discontinued operations were as follows: net cash used in operating activities of $(255) and $(1,267), and net cash used in investing activities of $0 and $0, for the nine months ended September 30, 2026 and 2025, respectively.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

For a full description of the Asset Sale, including the Strategic Plan approved by the Board in September 2025, and the classification of assets and liabilities as held for sale, see Note 2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Major line items of results of discontinued operations (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue	$—	$1,262	$—	$5,491
Cost of goods sold	(13)	2,148	182	6,435
Gross profit (loss)	13	(886)	(182)	(944)
Operating expenses	(94)	1,238	78	6,179
Impairment on held for sale	—	10,741	28	10,741
Income (loss) from discontinued operations before income taxes	107	(12,865)	(288)	(17,864)
Provision (benefit) for income taxes	1	—	(762)	—
Income (Loss) from discontinued operations, net of tax	$106	$(12,865)	$474	$(17,864)

The following table disaggregates the Company’s revenue into primary product groups:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Audio conferencing	$—	$259	$—	$1,838
Microphones	—	798	—	2,885
Video products	—	205	—	768
	$—	$1,262	$—	$5,491

The following table disaggregates the Company’s revenue into major regions:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
North and South America	$—	$981	$—	$3,271
Asia Pacific (includes Middle East, India and Australia)	—	15	—	1,433
Europe and Africa	—	266	—	787
	$—	$1,262	$—	$5,491

Assets grouped into discontinued operations (unaudited):

	September 30, 2026	December 31, 2025
Accounts receivable, net	$—	$353
Inventories, net	—	—
Prepaids and other current assets	129	251
Property, plant and equipment, net	—	80
Other long-term assets	13	29
Total assets	$142	$713

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

Liabilities grouped into discontinued operations (unaudited):

	September 30, 2026	December 31, 2025
Accounts payable	$—	$63
Accrued liabilities, current	93	521
Other long-term liabilities	441	1,236
Total liabilities	$534	$1,820

Management concluded the disposal constituted a component and a strategic shift because it eliminated significant revenue-generating activities. The Company continues to provide limited product support and warranty services. On July 1, 2026, the Company entered into an Agreement and Plan of Merger by and among the Company, CLRO Merger Sub, Inc., Cortigent, Inc. and Vivani Medical, Inc.; see Note 14 — Merger Agreement and Related Transactions.

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

The net proceeds of the Asset Sale, after permitted expenses and net asset recoveries, were not sufficient to provide any distribution to holders of the Class A Redeemable Preferred Stock in excess of par value. The estimated redemption obligation was accordingly reduced from $758 at the date of reclassification to $50 as of December 31, 2025, and further to $2 as of March 31, 2026. The ($48) adjustment recognized during the three months ended March 31, 2026 is included in the nine months ended September 30, 2026. No remeasurement was recognized during the three months ended September 30, 2026.

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

No shares of Class A Redeemable Preferred Stock were issued or outstanding as of September 30, 2026. As of December 31, 2025, 2,069,066 shares were authorized and 2,069,065 shares were issued and outstanding, with a redemption payable of $50 recorded as a current liability.

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
11

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

4. Notes Payable

Convertible Note — First Finance

On June 20, 2025, the Company issued a $3,000 convertible note to First Finance. The note accrued interest at 10% per annum and was mandatorily convertible into shares of newly designated Class B Convertible Preferred Stock upon the issuance of the Class A Redeemable Preferred Stock, which occurred on July 18, 2025. Interest expense on the convertible note of $20 and $28 was recognized during the three and nine months ended September 30, 2025, respectively.

On July 21, 2025, the note, together with accrued interest automatically converted into 3,026 shares of Class B Convertible Preferred Stock. The conversion was recognized in equity with no gain or loss. The conversion ratio was fixed at issuance and the instrument qualified for the own-equity scope exception under ASC 815-40.

No convertible note liability was outstanding as of September 30, 2026 or December 31, 2025, and all Class B Convertible Preferred Stock has been converted or redeemed. See Note 10 — Shareholders' Equity.

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

Amounts advanced bear interest at 11% per annum, calculated daily on the basis of a 360-day year and accruing from the applicable advance date until repayment in full. Overdue interest is compounded and added to principal. The loan matures on the earlier of December 30, 2026 or such other date as the parties may mutually agree in writing and may be prepaid in whole or in part at any time without notice, bonus or penalty, provided no event of default is outstanding. The Loan Agreement contains customary events of default, including failure to pay principal or interest when due, subject to a ten-business day cure period; repayment of other indebtedness prior to the loan; assignment for the benefit of creditors; liquidation or dissolution; appointment of a receiver; and bankruptcy proceedings. Upon an event of default, the outstanding indebtedness becomes immediately due and payable. The Loan Agreement is governed by the laws of the State of Nevada. The Company intends to use the proceeds of the loan for general working capital purposes; however, disbursement of the proceeds is subject to review and approval by First Finance. As of September 30, 2026, $50 of the proceeds remained undisbursed and is classified as restricted cash. See Note 1 — Restricted Cash.

The Company received the initial tranche of $500 on June 29, 2026, in anticipation of execution of the Loan Agreement on June 30, 2026, and received the remaining $500 in two tranches of $250 each on July 16, 2026, drawing the full $1,000 available under the Loan Agreement. As of September 30, 2026, $1,000 of principal was outstanding and is recorded as a note payable to a related party within current liabilities in the accompanying condensed consolidated balance sheet. The loan is carried at amortized cost, and its carrying amount approximates fair value given its short term and market rate of interest.

Interest expense on the loan was $25 and $25 for the three and nine months ended September 30, 2026, respectively, and $25 of accrued interest is included in the note payable to a related party as of September 30, 2026. Assuming the loan remains outstanding until contractual maturity with no prepayments, the Company expects to pay principal of $1,000 and accrued interest of approximately $54 on December 30, 2026.

Because First Finance beneficially owned approximately 61.34% of the Company’s common stock on an as-converted basis as of September 30, 2026, the Loan Agreement constitutes a related party transaction. The terms of the Loan Agreement were reviewed and approved in accordance with the Company’s related person transaction policy.

Subsequent to September 30, 2026, the Company entered into a separate, additional loan agreement with First Finance. See Note 15 — Subsequent Events.

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

Underlying shares
Outstanding as of December 31, 2025	211,357
Issued	437,500
Repurchased and/or cancelled	(461,655)
Exercised	-
Outstanding as of September 30, 2026	187,202

The Company issued no warrants and repurchased no warrants during the three months ended September 30, 2026.

Related Party

The September 2025 repurchase from Edward Dallin Bagley was approved by the Board of Directors in accordance with the Company's related person transaction policy. No amounts were outstanding with Mr. Bagley related to these warrants as of September 30, 2026.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

6. Revenue Information

The Company recognized no revenue from continuing operations during the three and nine months ended September 30, 2026 or during the comparable periods in 2025. All revenue formerly reported by product group and geographic region relates to the disposed product business and is presented within discontinued operations. See Note 2 — Discontinued Operations and Assets Held for Sale for disaggregation of that revenue by primary product group and major region.

Following the Asset Sale, the Company's only remaining obligations to customers are assurance-type warranties on products sold prior to October 24, 2025. Assurance-type warranties are accounted for as a cost accrual under ASC 460 rather than as a separate performance obligation under ASC 606, and no portion of any transaction price has been allocated to them. See Note 1 — Product Warranties.

The Company had no contract assets and no contract liabilities as of September 30, 2026 or December 31, 2025, and deferred product revenue was $0 at both dates. The Company had no remaining performance obligations as of September 30, 2026.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited - Dollars in thousands, except per share amounts)

The Class A Redeemable Preferred Stock was issued on July 18, 2025 and was outstanding for a portion of the three and nine months ended September 30, 2025; it was not outstanding during the three or nine months ended September 30, 2026. Upon the closing of the Asset Sale on October 24, 2025 it was reclassified from temporary equity to a current liability and ceased to be an equity instrument, and it was redeemed in full at par value on April 21, 2026 with holders receiving no distribution of Asset Sale proceeds. Accordingly, no income or loss was allocated to the Class A Redeemable Preferred Stock under the two-class method in any period presented. See Note 3 — Capital Structure: Class A Redeemable Preferred Stock.

The following table sets forth the computation of basic and diluted income (loss) per common share:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Loss from continuing operations	$(815)	$(871)	$(2,584)	$(3,278)
Income (loss) from discontinued operations	$106	$(12,865)	$474	$(17,864)
Net loss	$(709)	$(13,736)	$(2,110)	$(21,142)
Denominator:
Basic weighted average shares outstanding	2,675,412	1,734,250	2,579,258	1,706,130
Dilutive common stock equivalents using treasury stock method	—	—	—	—
Diluted weighted average shares outstanding	2,675,412	1,734,250	2,579,258	1,706,130

Basic income (loss) per share
From continuing operations	$(0.30)	$(0.50)	$(1.00)	$(1.92)
From discontinued operations	$0.04	$(7.42)	$0.18	$(10.47)
Total	$(0.26)	$(7.92)	$(0.82)	$(12.39)

Diluted income (loss) per share
From continuing operations	$(0.30)	$(0.50)	$(1.00)	$(1.92)
From discontinued operations	$0.04	$(7.42)	$0.18	$(10.47)
Total	$(0.26)	$(7.92)	$(0.82)	$(12.39)

Weighted average options, warrants and convertibles outstanding	353,486	883,592	451,242	565,904
Anti-dilutive options, warrants and convertibles not included in the computation	353,486	883,592	451,242	565,904

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

In connection with the Asset Sale completed on October 24, 2025, substantially all product inventory was sold to Biamp Systems, LLC. No inventory is included in assets related to discontinued operations as of September 30, 2026 or December 31, 2025. See Note 2 — Discontinued Operations and Assets Held for Sale.

Inventories, net of reserves, consisted of the following:

	September 30, 2026	December 31, 2025
Current:
Finished goods	$278	$353

During the three months ended September 30, 2026, the Company consumed in warranty servicing $26 of inventory, recorded within cost of goods sold, and $278 inventory remained as of September 30, 2026.  See Note 1 — Product Warranties.

9. Leases

The Company recognizes operating lease cost on a straight-line basis over the lease term, taking into account future rent escalations and rent holiday periods.

Rent expense for three and nine months ended September 30, 2026 and 2025 was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Rent expense
Continuing operations	$—	$—	$—	$—
Discontinued operations	—	73	402	285
Total rent expense	$—	$73	$402	$285

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

On April 7, 2026, the Company entered into a lease termination agreement with Edgewater Corporate Park, LLC terminating the Edgewater lease in exchange for a termination fee of $300. Upon termination, the Company derecognized the remaining operating lease right-of-use asset of $321 and the related operating lease liability of $337 and recognized a net gain of $16, which is included in the condensed consolidated statements of operations for the nine months ended September 30, 2026.

Following these terminations, the Company had no operating leases, no operating lease right-of-use assets, and no operating lease liabilities as of September 30, 2026.

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$(176)	$(205)
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—

Supplemental balance sheet information related to leases was as follows:

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$—	$494

Current portion of operating lease liabilities, included in accrued liabilities	$—	$223
Operating lease liabilities, net of current portion	—	290
Total operating lease liabilities	$—	$513

Weighted average remaining lease term for operating leases (in years)	—	2.17
Weighted average discount rate for operating leases	—%	6.76%

The Company had no remaining operating lease payment obligations as of September 30, 2026.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

10. Shareholders' Equity

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Preferred stock, common stock and additional paid-in capital
Balance, beginning of period	$37,503	$32,740	$35,769	$31,696
Conversion of debt to Class B convertible preferred stock (non-cash)	—	3,026	—	3,026
Dividends paid	—	(2)	—	(2)
Return of dividend	—	—	6	—
Repurchase of warrants	—	(32)	(22)	(32)
Issuance of common stock and warrants, net	—	—	1,750	1,000
Share-based compensation expense	—	22	—	66
Proceeds from employee stock purchase plan	—	—	—	—
Balance, end of period	$37,503	$35,754	$37,503	$35,754

Accumulated other comprehensive loss
Balance, beginning of period	$(340)	$(329)	$(340)	$(306)
Foreign currency translation adjustment	(1)	(6)	(1)	(29)
Balance, end of period	$(341)	$(335)	$(341)	$(335)

Accumulated deficit
Balance, beginning of period	$(37,544)	$(17,465)	$(36,143)	$(10,059)
Net income (loss) – discontinued operations	106	(12,865)	474	(17,864)
Net loss – continuing operations	(815)	(871)	(2,584)	(3,278)
Adjustment to retained earnings related to temporary equity accretion	—	(757)	—	(757)
Balance, end of period	$(38,253)	$(31,958)	$(38,253)	$(31,958)

Total shareholders' equity	$(1,091)	$3,461	$(1,091)	$3,461

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

Amendments to Certificate of Incorporation and Reverse Stock Split

At the special meeting of stockholders held on May 30, 2025, stockholders approved amendments to the Certificate of Incorporation to: (i) increase the authorized number of shares of common stock from 50,000,000 to 150,000,000; (ii) authorize 50,000,000 shares of "blank check" preferred stock; (iii) effect a reverse stock split at a ratio between 1-for-10 and 1-for-15, with the exact ratio to be determined by the Board of Directors; and (iv) eliminate the prohibition on stockholder action by written consent and to allow such actions. Following stockholder approval, on June 2, 2025, the Company filed a Certificate of Amendment to its Certificate of Incorporation to effect these changes, including the selection of a 1-for-15 reverse stock split ratio, which became effective at 5:00 p.m. Eastern Time on June 9, 2025. The common stock began trading on a split-adjusted basis on the Nasdaq Capital Market on June 10, 2025, under the symbol "CLRO" and a new CUSIP number of 18506U203. The reverse stock split was primarily intended to increase the per share market price of the common stock in order to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq Capital Market. As a result of the reverse stock split, every 15 shares of issued and outstanding common stock were automatically combined into one share, with no fractional shares issued (any fractional interests were converted to one whole share). The reverse stock split did not change the par value of the common stock but reduced the number of issued and outstanding shares from approximately 26.0 million to approximately 1.7 million, with proportional adjustments to outstanding stock options, warrants, and shares reserved under equity incentive plans. All share and per-share amounts in these condensed consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

On July 18, 2025, the Company issued 2,069,065 shares of Class A Redeemable Preferred Stock, par value $0.001 per share, as a one-time special stock dividend to holders of common stock and common stock equivalents of record as of July 11, 2025, consisting of one Class A share for each common share and common stock equivalent then outstanding. The Class A shares ranked senior to common stock and were mandatorily redeemable upon an Asset Sale for 100% of the net proceeds as defined in the Certificate of Designation, subject to a minimum of par value. Upon the closing of the Asset Sale on October 24, 2025, the redemption obligation became unconditional and the Class A Redeemable Preferred Stock was reclassified from temporary equity to a current liability in accordance with ASC 480-10-S99. On April 21, 2026, the Company redeemed all 2,069,065 outstanding shares at par value for aggregate consideration of $2, and all Class A shares were cancelled; holders received no distribution of Asset Sale proceeds. No shares of Class A Redeemable Preferred Stock were issued or outstanding as of September 30, 2026. See Note 3 — Capital Structure: Class A Redeemable Preferred Stock.

On July 21, 2025, the Company's $3,000 convertible note issued to First Finance on June 20, 2025, together with $26 of accrued interest, automatically converted into 3,026 shares of Class B Convertible Preferred Stock pursuant to its original terms, at a fixed conversion ratio of 166.44474 common shares per Class B share determined at issuance. Because the conversion option was indexed to, and settled in, the Company's own equity, it qualified for the own-equity scope exception under ASC 815-40; accordingly, no derivative liability was recorded and the full conversion amount was recognized in equity with no gain or loss. On November 24, 2025, First Finance converted all 3,026 shares of Class B Convertible Preferred Stock into 503,662 shares of common stock at the fixed conversion price of $6.008 per share. No shares of Class B Convertible Preferred Stock were issued or outstanding as of September 30, 2026 or December 31, 2025. See Note 4 — Notes Payable.

For additional details, refer to the Company's Current Report on Form 8-K filed with the SEC on June 25, 2025, including the Certificates of Designation attached as Exhibits 3.1 and 3.2, the Note Purchase Agreement attached as Exhibit 10.1, and the Convertible Note attached as Exhibit 10.2 thereto.

March 2, 2026 Private Placement

On March 2, 2026, the Company entered into a Securities Purchase Agreement with First Finance, the Company’s largest stockholder, pursuant to which the Company issued and sold 437,500 shares of common stock at a purchase price of $4.00 per share and a warrant to purchase up to 437,500 additional shares of common stock at an exercise price of $5.00 per share. The warrant has a two-year term expiring on March 2, 2028 and became exercisable on September 2, 2026. The warrant is classified in stockholders’ equity in accordance with ASC 815-40. The Company received gross proceeds of $1,750. The fair value of the warrants was determined using the Black-Scholes option pricing model. The Company allocated the proceeds between the common stock and the warrants based on their relative fair values. The portion of the proceeds allocated to the warrants, $618, was recorded in additional paid-in capital – warrants. The Company also entered into a Registration Rights Agreement with First Finance providing for the registration of the shares and warrant shares for resale.  It is a condition to Vivani Medical, Inc.’s obligations to consummate the closing of the Merger Agreement for First Finance to have waived any right to receive value in respect of any warrants held by it or its affiliates. On August 4, 2026, all warrants issued pursuant to the Securities Purchase Agreement were cancelled. See Note 5 — Warrants.

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

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

11. Share-based Compensation

The Company determines the fair value of share-based payments on the date of grant using the Black-Scholes option pricing model in accordance with ASC Topic 718, which requires assumptions regarding the risk-free interest rate, the expected life of the awards, expected volatility over the term of the awards, and expected dividends. No stock options were granted during the three and nine months ended September 30, 2026 or 2025.

A summary of the stock option activity under the Company’s plans for the nine months ended September 30, 2026, is as follows:

	Number of shares	Weighted average exercise price
Options outstanding at beginning of year	19,716	$35.33
Granted	—	—
Less:
Exercised	—	—
Forfeited prior to vesting	—	—
Canceled or expired	15,716	25.44
Options outstanding at September 30, 2026	4,000	72.52
Options exercisable at end of September 30, 2026	4,000	$72.52

All outstanding options were fully vested and exercisable as of September 30, 2026, and had no aggregate intrinsic value as the exercise price exceeded the market price of the Company's common stock. As of September 30, 2026, total remaining unrecognized compensation cost related to non-vested stock options, net of forfeitures, was $0.

Share based compensation expense has been recorded as follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of goods sold	$—	$—	$—	$1
Sales and marketing	—	3	—	17
Research and product development	—	1	—	3
General and administrative	—	18	—	45
	$—	$22	$—	$66

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

Tax positions are recognized when it is more likely than not that the position will be sustained on examination and are measured at the largest amount of benefit that is greater than 50 percent likely of being realized. Uncertain tax positions are reviewed at each balance sheet date. Liabilities recorded as a result of this analysis are recorded separately from current and deferred income tax accounts. The Company accounts for interest and penalties related to unrecognized tax benefits as a component of its income tax provision.

The total amount of unrecognized tax benefits as of September 30, 2026, that would favorably impact the effective tax rate if recognized was $417. As of September 30, 2026, the Company had accrued $80 in interest and penalties related to unrecognized tax benefits.

A reconciliation of the beginning and ending amount of liabilities associated with uncertain tax positions is as follows:

Nine Months ended September 30,
2026
Balance – beginning of year	$1,030
Additions based on tax positions related to current quarter	—
Reductions for tax positions of prior years	(61)
Lapse in statutes of limitations	(595)
Uncertain tax positions, ending balance	$374

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

The Merger described in Note 14 — Merger Agreement and Related Transactions, together with prior issuances of common stock, is expected to result in an ownership change under Section 382 of the Internal Revenue Code, which would substantially limit the Company's ability to utilize its net operating loss carryforwards and other tax attributes. Because the Company maintains a full valuation allowance against its deferred tax assets, any such limitation is not expected to have a material effect on the Company's financial position or results of operations.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

13. Operating Segment

The Company operates as a single operating and reportable segment. Operating segments are defined as components of an entity for which separate financial information is regularly evaluated by the chief operating decision maker ("CODM") in deciding how to allocate resources and assess performance. The Company's CODM is its Chief Executive Officer.

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

14. Merger Agreement and Related Transactions

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

As consideration for all issued and outstanding shares of Cortigent common stock, Vivani will receive 12,500,000 shares of the Company's common stock (the "Consideration Shares"). No fractional shares will be issued. Fifty percent of the Consideration Shares are subject to a one-year lock-up and the remaining fifty percent to a two-year lock-up following closing, together with registration rights as set forth in the Merger Agreement. Based on 2,675,412 shares of common stock outstanding, the Consideration Shares and up to 855,000 shares of the Company’s common stock issuable pursuant to agreements with the Company in connection with past and ongoing advisory services would represent approximately 82% of the Company's common stock on a pro forma basis, excluding any shares issued in the Financing described below.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

In connection with the Merger, the Company filed a registration statement on Form S-1 on August 10, 2026, as amended, for a best-efforts offering of a minimum of 2,409,639 units and a maximum of 3,614,457 units (“Units”) at $4.15 per Unit, to raise minimum aggregate gross proceeds of $10,000 and maximum aggregate gross proceeds of $15,000 (the "Financing"). Each Unit is comprised of one share of the Company’s common stock and one warrant to purchase one share of common stock. The warrants will initially have an exercise price of $9.00 per share, will be exercisable immediately, and will expire six months from the date of issuance. The Company has also agreed to grant at closing up to 1,400,000 stock options to certain individuals affiliated with Cortigent, and will be subject to a 12-month equity issuance moratorium following closing, subject to certain permitted exceptions.

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

Because the former owner of Cortigent will obtain a majority voting interest in the combined company, the Merger is expected to be accounted for as a reverse recapitalization, with Cortigent treated as the accounting acquirer and the Company treated as the accounting acquiree, notwithstanding that the Company is the surviving legal registrant. No goodwill is expected to be recognized. The Merger had not closed as of the date these condensed consolidated financial statements were available to be issued, and no assets, liabilities, results of operations, or equity of Cortigent are reflected in the accompanying condensed consolidated financial statements.

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

This change-of-control determination is separate from the Company’s continued listing deficiency with respect to the minimum stockholders’ equity requirement, which is described in Note 1 — Going Concern and in Part II, Item 1A — Risk Factors, and the subsequent determination described in Note 15 — Subsequent Events.

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

On August 11, 2026, the Company filed a definitive information statement on Schedule 14C disclosing that holders representing approximately 61.3% of the Company's voting capital stock, together with the Board of Directors, approved by written consent in lieu of a meeting (i) the issuance of the Consideration Shares, which will represent more than 20% of the outstanding common stock and result in a change of control under Nasdaq Listing Rules 5635(a) and 5635(b), and (ii) the adoption of the Company’s 2026 Omnibus Incentive Plan under Nasdaq Listing Rule 5635(c). Pursuant to Rule 14c-2 under the Exchange Act, these actions could not be effected until at least 20 calendar days after the information statement was mailed to stockholders. The stockholders did not approve the Merger itself, only the share issuance and the adoption of the plan.

Advisor Agreements

On August 7, 2026, the Company entered into advisor agreements (the “Advisor Agreements”) with each of First Finance, Betelgeuse Capital Advisors Inc., Gang3 Capital Ltd. and JJK Holdings Ltd. (the “Advisors”) in connection with past and ongoing advisory services. As compensation for the Advisors’ services, the Company agreed to issue 25,000 shares of its common stock, par value $0.001, to First Finance, 90,000 shares to Betelgeuse Capital Advisors Inc., 140,000 shares to Gang3 Capital Ltd. and 600,000 shares to JJK Holdings Ltd. Each Advisor Agreement is effective as of June 1, 2026 and continues until the earlier of completion of the services set out in the agreement or the Advisor providing ten business days’ prior written notice. The Advisor Agreements were entered into in connection with the Merger Agreement. Because First Finance is the Company’s largest stockholder, its Advisor Agreement constitutes a related party transaction that was reviewed and approved in accordance with the Company’s related person transaction policy.

Employment Agreement

On July 31, 2026, the Company entered into an employment agreement with Simon Brewer, the Company’s Chief Financial Officer, to be effective upon completion of the Merger. The agreement provides for an annual base salary of $300,000, eligibility for a discretionary annual performance bonus, and a grant at closing of options to purchase up to 200,000 shares of common stock at an exercise price equal to the Financing price, vesting at 25% on each anniversary of the agreement. The agreement may be terminated by either party on 30 days’ prior written notice and provides for a severance payment of six months of base salary, together with continued COBRA benefits for the same period, if the Company terminates without cause or Mr. Brewer resigns for good reason.

UNAUDITED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)

15. Subsequent Events

The Company has evaluated events and transactions occurring after September 30, 2026 through November 10, 2026, the date these condensed consolidated financial statements were available to be issued.

Related-Party Loan

On October 7, 2026, the Company received an additional advance of $200 from First Finance, a related party, pursuant to a loan agreement dated October 14, 2026. The advance is unsecured, non-interest-bearing, and repayable at such time as is determined and mutually agreed upon in writing by the Company and First Finance. The advance was approved by the disinterested members of the Company's Board of Directors. See Note 4 — Note Payable — Related Party.

Nasdaq Continued Listing Determination and Hearing Request

As previously disclosed, the Company did not satisfy the $2,500 stockholders' equity requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(b)(1), and on May 22, 2026 the Company submitted a plan to regain compliance. On October 8, 2026, the Company received a determination letter from the Nasdaq Listing Qualifications Staff stating that the Company had not regained compliance and that, absent a timely request for a hearing, trading in the Company's common stock would be suspended at the opening of business on October 19, 2026 and the Company's securities would be removed from listing and registration through the filing of a Form 25-NSE. On October 14, 2026, the Company requested a hearing before a Nasdaq Hearings Panel and paid the non-refundable hearing fee of $20. The request stayed the suspension pending the Panel’s decision. The hearing is scheduled for November 17, 2026. At the hearing, the Company intends to present its plan to regain compliance, which is based on completion of the Merger and the concurrent Financing (see Note 14 — Merger Agreement and Related Transactions). There can be no assurance that the Panel will grant the Company’s request for continued listing. See Note 1 — Going Concern and Part II, Item 1A — Risk Factors.

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

On July 1, 2026, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, CLRO Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), Cortigent, Inc. ("Cortigent"), and Vivani Medical, Inc. ("Vivani"), pursuant to which, subject to satisfaction or waiver of certain conditions, Merger Sub will merge with and into Cortigent, with Cortigent surviving as a wholly owned subsidiary of the Company (the "Merger"). The transaction is expected to be accounted for as a reverse recapitalization, with Cortigent treated as the accounting acquirer. Consummation is subject to the Financing as described, effectiveness of a registration statement on Form S-1, Nasdaq approval of an initial listing application resulting from the change-of-control determination described below, stockholder approvals, and other customary conditions. See Note 14 — Merger Agreement and Related Transactions. The following discussion of the Company's historical results of operations should be read in that context, as the Company's continuing operations are expected to change substantially upon completion of the Merger.

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
  August 4, 2026 – Cancellation of the March 2, 2026 warrant to purchase 437,500 shares in connection with the Merger (see Notes 5 and 14).
28

  August 7, 2026 – Entry into advisor agreements providing for the issuance of an aggregate of 855,000 shares of common stock to four advisors in connection with past and ongoing advisory services (see Note 14)
  August 10, 2026 – Filing of a registration statement on Form S-1 for the concurrent Merger financing of between $10.0 million and $15.0 million (see Note 14).
  August 11, 2026 – Filing of a definitive information statement on Schedule 14C (see Note 14).

Subsequent to September 30, 2026

  October 7, 2026 – Entry into an additional $200 unsecured, non-interest-bearing related party loan with First Finance (see Note 15).
  October 8, 2026 – Receipt of a Nasdaq Staff determination to delist the Company's common stock for failure to satisfy the $2.5 million minimum stockholders' equity requirement for continued listing; the Company requested a hearing before a Nasdaq Hearings Panel, which stayed the suspension pending the Panel's decision (see Note 15 and Part II, Item 1A).

Operating context

Following the Asset Sale, our continuing operations generate no revenue and consist primarily of warranty support, collecting accounts receivable and recovering prepaid assets, public-company compliance costs, and restructuring activities. Management's primary focus is preserving liquidity and completing the Merger described above and in Note 14 — Merger Agreement and Related Transactions. The Company has incurred net losses and used cash in operations, and substantial doubt exists about its ability to continue as a going concern (see Note 1 – Going Concern).

Continuing operations and post-disposition plan

Following the Asset Sale on October 24, 2025, our continuing operations are limited to (i) fulfilling warranty and technical support obligations for legacy products, (ii) maintaining public-company compliance and governance, (iii) collecting accounts receivable and recovering prepaid assets and (iv) and pursuing strategic alternatives to maximize stockholder value, which resulted in the Merger Agreement described above and in Note 14 — Merger Agreement and Related Transactions. We do not expect to generate revenue from continuing operations in the foreseeable future.

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

Presentation and comparability

Results of the disposed product business are presented as discontinued operations for all periods shown. Continuing operations primarily comprise warranty support, corporate and restructuring costs. The balance sheet reflects assets and liabilities related to discontinued operations. The statement of operations presents loss from continuing operations separately from gain (loss) from discontinued operations, net of tax, and basic/diluted income loss per share is shown for continuing operations, discontinued operations, and total (see Note 7 — Income (Loss) Per Share).

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

Liquidity and going-concern considerations

We have incurred net losses and used cash in operations for the periods presented. Our ability to meet obligations as they come due depends on the $1.0 million related party loan facility with First Finance (see Note 4) and on completion of the Merger and the concurrent registered financing of between $10.0 million and $15.0 million pursuant to the Company’s registration statement on Form S-1 filed on August 10, 2026 for a best-efforts offering of a minimum of 2,409,639 units and a maximum of 3,614,457 units (the “Units”) at $4.15 per Unit, to raise minimum aggregate gross proceeds of $10.0 million and maximum aggregate gross proceeds of $15.0 million (the "Financing"). Each Unit is comprised of one share of common stock and one warrant. The Warrants will initially have an exercise price of $9.00 per share of common stock, will be exercisable immediately, and will expire six months from the date of issuance. Completion of the Merger and the Financing is subject to conditions outside our control, including effectiveness of a registration statement on Form S-1, Nasdaq approval of an initial listing application, and stockholder approvals. These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date these financial statements are issued, and management has concluded that its plans do not alleviate that doubt. See Note 1 — Going Concern for additional information.

Key risks and uncertainties

Execution of the Merger involves risks, including the possibility that the Merger or the Financing is not completed, that the post-transaction entity does not satisfy Nasdaq's initial listing requirements, warranty claim variability, and the cost and availability of essential public-company services. Actual outcomes may differ materially from current expectations.

Off-balance sheet arrangements

We had no off-balance sheet arrangements as of September 30, 2026.

Deferred Product Revenue

Deferred product revenue decreased to $0 at both September 30, 2026 and December 31, 2025.

A detailed discussion of our results of operations follows below.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations for the three and nine months ended September 30, 2026

Following the Asset Sale on October 24, 2025, the Company’s continuing operations generate no revenue and consist primarily of warranty support, public-company compliance, and restructuring costs. The majority of the Company’s historical operations are now presented as discontinued operations (see Note 2):

Continuing Operations

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2026	2025	Change Favorable (Adverse) in %	2026	2025	Change Favorable (Adverse) in %
Revenue	$—	$—	-	$—	$—	-
Cost of goods sold	27	27	-	167	80	(109)
Gross loss	(27)	(27)	-	(167)	(80)	(109)
Sales and marketing	—	—	-	—	—	-
Research and product development	—	—	-	—	—	-
General and administrative	763	827	8	2,392	3,180	25
Total operating expenses	763	827	8	2,392	3,180	25
Operating loss	(790)	(854)	7	(2,559)	(3,260)	22
Other expense	(25)	(16)	(56)	(25)	(9)	(178)
Loss before income taxes	(815)	(870)	6	(2,584)	(3,269)	21
Provision for income taxes	—	1	100	—	9	100
Net loss from continuing operations	$(815)	$(871)	6	$(2,584)	$(3,278)	21
30

Overview

Continuing operations primarily comprise corporate activities (public-company reporting, governance, and compliance) and warranty support for legacy products. We recorded no revenue in continuing operations during the three or nine months ended September 30, 2026 or the comparable 2025 periods.

Costs of Goods Sold and Gross Profit (Loss)

Cost of goods sold in continuing operations reflects warranty-related parts and labor. Cost of goods sold was $27 and $167 for the three and nine months ended September 30, 2026, compared to $27 and $80 for the comparable 2025 periods. Because continuing operations generated no revenue, gross margin percentages are not meaningful, and the period-over-period changes reflect the timing and volume of warranty claims and repairs.

Operating Expenses

General & administrative (G&A) - General and administrative (G&A) expenses were $763 and $2,392 for the three and nine months ended September 30, 2026, compared to $827 and $3,180 for the comparable 2025 periods, decreases of 8% and 25%, respectively. The decreases reflect the substantial reduction in corporate infrastructure and headcount following the Asset Sale, partially offset by legal, advisory, and other professional fees associated with the Merger and related transactions. G&A expenses consist primarily of audit and tax fees, legal and advisory fees, SEC reporting costs, D&O insurance, and other public-company compliance costs.

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

Other income (expense), net

Other income (expense), net in continuing operations was ($25) for both the three and nine months ended September 30, 2026, compared to ($16) and ($9) for the comparable 2025 periods. The  2026 amounts reflect interest expense on the related-party loan from First Finance (see Note 4); the 2025 amounts reflect interest expense on the convertible note through its conversion on July 21, 2025 and interest income on cash equivalents.

Income taxes

We maintained a full valuation allowance against US federal and state deferred tax assets in both periods due to cumulative losses and uncertainty of realization. Accordingly, we did not recognize an income tax benefit for losses in continuing operations.

Discontinued Operations

	Three months ended September 30,			Nine months ended September 30,
(dollars in thousands)	2026	2025	Change Favorable (Adverse) in %	2026	2025	Change Favorable (Adverse) in %
Revenue	$—	$1,262	(100)	$—	$5,491	(100)
Cost of goods sold	(13)	2,148	101	182	6,435	97
Gross profit (loss)	13	(886)	101	(182)	(944)	81
Sales and marketing	8	403	98	81	2,902	97
Research and product development	1	697	100	(16)	2,747	101
General and administrative	(103)	138	175	13	530	98
Total operating expenses	(94)	1,238	108	78	6,179	99
Operating income/(loss)	107	(2,124)	105	(260)	(7,123)	96
Other income (expense), net	—	(10,741)	100	(28)	(10,741)	100
Income/(loss) before income taxes	107	(12,865)	101	(288)	(17,864)	98
Income /(Loss) from discontinued operations, net of tax	$106	$(12,865)	101	$474	$(17,864)	103

Discontinued operations generated no product sales during the three and nine months ended September 30, 2026. Returns, credits and other adjustments associated with products sold before completion of the Asset Sale, totaling $6 and $29 for the three and nine months ended September 30, 2026, are reflected in cost of goods sold. Revenue from discontinued operations was $1,262 in the third quarter of 2025 and $5,491 in the 2025 year-to-date period, reflecting the completion of the Asset Sale in October 2025. See Note 2 — Discontinued Operations and Assets Held for Sale for additional details on the components of discontinued operations.

Costs of Goods Sold and Gross Profit

Cost of goods sold includes expenses associated with finished goods purchased from outsourced manufacturers, the repackaging of our products, our manufacturing and operations organization, property and equipment depreciation, warranty expense, freight expense, royalty payments, and the allocation of overhead expenses.

Discontinued operations improved from a gross loss of $886 during 2025-Q3 to a gross profit of $13 during 2026-Q3, reflecting the completion of the Asset Sale in October 2025.

The reduction in gross profit reflects the completion of the Asset Sale in October 2025. See Note 2 — Discontinued Operations and Assets Held for Sale for additional details on the components of discontinued operations.

Operating Expenses

Operating expenses include sales and marketing (“S&M”) expenses, research and product development (“R&D”) expenses and general and administrative (“G&A”) expenses. Total operating expenses in 2026-Q3 were $(94) compared to $1,238 in 2025-Q3. Total operating expenses for 2026-YTD were $78 compared to $6,179 for the same nine-month period in 2025.The following contains a more detailed discussion of expenses related to sales and marketing, research and product development, general and administrative, and other items.

Sales and Marketing - S&M expenses include selling, customer service, and marketing expenses such as employee-related costs, allocations of overhead expenses, trade shows, and other advertising and selling expenses.

S&M expenses were $8 in Q3-2026, compared to $403 in Q3-2025 while the year-to-date results for the nine months ended September 30, showed $81 in 2026 compared to $2,902 in 2025. Both comparisons are the result of no sales commissions during 2026 due to no sales as well as lowered marketing spend inclusive of the reduction in force completed in Q3 2025.

Research and Product Development - R&D expenses include research and development, product line management, engineering services, and test and application expenses, including employee-related costs, outside services, expensed materials, depreciation, and an allocation of overhead expenses.

R&D expenses were $1 in Q3-2026, compared to $697 in Q3-2025, while the year-to-date results for the nine months ended September 30, showed $(16) in 2026 compared to $2,747 in 2025. The change in the quarterly results reflect the reversal of previously accrued amounts following the wind-down of product development activities.

General and Administrative - G&A expenses include employee-related costs, allocations of overhead expenses, litigation costs, and corporate administrative costs, including costs related to operational teams.

G&A expenses were ($103) in Q3-2026, compared to $138 in Q3-2025, while the year-to-date results for the nine months ended September 30, showed $13 in 2026 compared to $530 in 2025 The credit in Q3 2026 is due to decreased allowance for doubtful accounts causing a credit to bad debt expense. The overall changes from 2025 were due to decreased expenses related to the exploration of strategic alternatives and closing facilities.

Other income (expense), net

Other income (expense), net within discontinued operations was $0 for the three months ended September 30, 2026 and ($28) for the nine months ended September 30, 2026. The nine-month amount reflects a $81 charge for costs associated with the closure of the Company's former foreign subsidiaries, partially offset by a ($53) credit from the reversal of a liability accrued in a prior period in connection with the anticipated redemption of the Class A Redeemable Preferred Stock. That accrual was separate from the redemption obligation described in Note 3, which was settled in cash in April 2026, and was reversed at September 30, 2026 upon confirmation that no further amounts were payable.

Provision for income taxes

During the nine months ended September 30, 2026 the Company recorded an income tax benefit of $762 (recorded in discontinued operations) resulting from the reversal of unrecognized tax benefits (FIN 48 reserves). This reversal occurred because the statute of limitations expired for certain tax years, and the underlying tax positions were no longer subject to IRS review. For the nine months ended September 30, 2025, the Company did not recognize any tax benefit from its losses due to the establishment of a full valuation allowance on its net deferred tax assets.

Net Loss and Outlook

The Company's total net loss was ($709) for the third quarter of 2026, compared to ($13,736) for the third quarter of 2025, and ($2,110) for the 2026 year-to-date period, compared to ($21,142) for the comparable 2025 period. The reduction in net loss primarily reflects the absence of the operating losses of the disposed product business, now presented within discontinued operations, together with a $762 income tax benefit recorded in discontinued operations from the release of uncertain tax positions.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2026, cash, cash equivalents and restricted cash were $68, compared to $739 as of December 31, 2025. Of the $68, $18 was unrestricted cash and cash equivalents and $50 was restricted cash representing undisbursed proceeds of the First Finance loan, the disbursement of which requires lender approval (see Note 1). Working capital was ($663) as of September 30, 2026 compared to $209 as of December 31, 2025.

Cash used in operating activities was ($3,398) for the nine months ended September 30, 2026 ($3,143) used in continuing operations and ($255) used in discontinued operations), compared to ($4,589) for the comparable 2025 period ($3,322) in continuing operations and ($1,267) in discontinued operations ..

Investing activities used $0 in the 2026 period, compared to ($21) used in the prior-year period (in continuing operations).

Cash provided by financing activities was $2,728 for the nine months ended September 30, 2026, consisting of $1,750 of proceeds from the March 2026 private placement and $1,000 from the First Finance loan, partially offset by $22 to repurchase warrants, compared to $3,966 in the prior-year period ($1,000 from common stock sales and $3,000 from the convertible note).

On June 30, 2026, the Company entered into a Loan Agreement with First Finance providing for advances of up to $1,000, of which $500 was received on June 29, 2026 and the remaining $500 was received in two tranches of $250 each on July 16, 2026. All amounts bear interest at 11% per annum and mature on December 30, 2026, or such other date as the parties may mutually agree in writing. The Company's near-term liquidity depends on the proceeds of this facility and on completion of the Merger and the concurrent registered financing of between $10,000 and $15,000 described in Note 14. Completion of the Financing is a condition to the Merger and is subject to effectiveness of a registration statement on Form S-1 and market conditions. There can be no assurance the Financing or the Merger will be completed. These conditions raise substantial doubt about the Company's ability to continue as a going concern. See Note 1 — Going Concern.

The Company had previously issued a one-time special stock dividend of Class A Redeemable Preferred Stock, which was mandatorily redeemable upon an Asset Sale. The redemption was completed on April 21, 2026 at par value for aggregate consideration of $2, and holders received no distribution of Asset Sale proceeds (see Note 3).

As of September 30, 2026, First Finance beneficially owned approximately 61.34% of our common stock on an as-converted basis and has the right to nominate two directors to our Board. This concentration may influence strategic decisions, including the Merger and related transactions described in Note 14, and could affect our ability to attract alternative financing or partners.

As of September 30, 2026, we had no open purchase orders.

As of September 30, 2026, we had inventory totaling $278. This compares to total inventories of $353 as of December 31, 2025.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2026 (in thousands):

	Payment Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 years
Related party loan - principal	$1,000	$1,000	$—	$—	$—
Related party loan - interest	25	25
Operating leases	—	—	—	—	—
Total	$1,025	$1,025	$—	$—	$—

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance-sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial conditions, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, results of operations or liquidity.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our critical accounting policies and estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes during the nine months ended September 30, 2026, other than (i) the presentation of discontinued operations as described in Note 2 and (ii) the reclassification of Class A Redeemable Preferred Stock from temporary equity to a current liability (see Note 3).

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in various legal proceedings and other matters arising in the normal course of business. We are not currently a party to any legal proceeding that, if determined adversely to us, would have a material adverse effect on our financial condition or results of operations.

Item 1A. RISK FACTORS

The following risk factors supplement the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 and highlight certain risks that are particularly material to the Company in light of events occurring during the quarter ended September 30, 2026 and certain subsequent events.

If we fail to meet all applicable Nasdaq requirements, Nasdaq could delist our common stock, which could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease.

On April 7, 2026, we received a letter from the Nasdaq Listing Qualifications staff notifying us that we were not in compliance with the continued listing requirement under Nasdaq Listing Rule 5550(b)(1), which requires a minimum of $2,500,000 in stockholders' equity. We submitted a compliance plan on May 22, 2026.  Separately, on July 8, 2026, the Nasdaq staff determined that our proposed Merger with Cortigent constitutes a change of control under Listing Rule 5110(a), such that the post-transaction entity must satisfy all of Nasdaq's initial listing requirements and complete the initial listing process prior to consummation of the Merger (see Note 14 — Merger Agreement and Related Transactions). If we are unable to regain compliance with the continued listing standards, or if the post-transaction entity is unable to satisfy Nasdaq's initial listing requirements, our common stock could be delisted from the Nasdaq Capital Market. Delisting of our common stock from Nasdaq could significantly reduce the liquidity and market price of our common stock and could make it more difficult for us to access the capital markets on acceptable terms, if at all. Even after we receive a notice of non-compliance, we may not be able to regain compliance within the timeframe provided by Nasdaq. Alternative markets, such as the over-the-counter markets, generally have less liquidity and visibility than Nasdaq, and trading on such markets could adversely affect the ability of stockholders to sell their shares at a desired price.

Subsequent to the quarter end, on October 8, 2026, we received a determination letter from the Nasdaq Listing Qualifications Staff stating that we had not regained compliance with the $2,500,000 minimum stockholders’ equity requirement and that, absent a timely request for a hearing, trading in our common stock would be suspended at the opening of business on October 19, 2026 and our securities would be removed from listing and registration. On October 14, 2026, we requested a hearing before a Nasdaq Hearings Panel and paid the applicable fee, which request stayed the suspension pending the Panel’s decision. The hearing is scheduled for November 17, 2026. There can be no assurance that the Panel will grant our request for continued listing. If the Panel does not grant continued listing, or if we are otherwise unable to regain and maintain compliance, our common stock will be delisted from the Nasdaq Capital Market. See Note 15 — Subsequent Events.

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

We may be exposed to cybersecurity and data security risks as a result of the Merger. Following the Merger, we expect to depend on third-party and shared information technology systems, including systems maintained by Vivani, and we will have limited internal IT and security personnel. Integrating or transitioning these systems, winding down legacy ClearOne operations and systems, and the increased visibility associated with the Merger and the Financing could increase our exposure to cyberattacks, ransomware, phishing, wire fraud and other security incidents. A security incident could result in the loss or disclosure of confidential, proprietary or personal information, disrupt our operations, expose us to regulatory action and litigation, and harm our reputation, and our insurance may not be adequate to cover resulting losses.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None

(b) Not applicable.

(c) None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

(a) Not applicable.

(b) Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

(a) Not applicable.

(b) Not applicable.

(c) During the quarter ended September 30, 2026, none of the Company's directors or officers adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement," as those terms are defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

Exhibit No.	Title of Document

2.1	Agreement and Plan of Merger, dated July 1, 2026 by and among ClearOne, Inc. CLRO Merger Sub, Inc., Cortigent, Inc., and Vivani Medical, Inc. (filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 6, 2026 and incorporated herein by reference).

3.1	Articles of Incorporation (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2026 and incorporated herein by reference).

3.2	Bylaws (filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K as filed with the SEC on April 23, 2026 and incorporated herein by reference).

4.1	Form of Warrant (filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

4.2	Form of Common Stock Purchase Warrant issued by ClearOne, Inc. to First Finance Ltd. pursuant to the Securities Purchase Agreement, dated March 2, 2026 (filed as Exhibit 4.2 to the Company’s Registration Statement on Form S-1 as filed with the SEC on August 10, 2026 and incorporated herein by reference).

10.1	Lease Termination Agreement dated as of April 7, 2026 by and between Edgewater Corporate Park, LLC and ClearOne, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 13, 2026 and incorporated herein by reference).

10.2	Letter Agreement dated April 1, 2026 by and between ClearOne, Inc. and Derek Graham (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on April 3, 2026 and incorporated herein by reference).

10.3	Warrant Repurchase Agreement, dated March 9, 2026, by and between ClearOne, Inc. and CVI Investments, Inc. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on March 13, 2026 and incorporated herein by reference).

10.4	Securities Purchase Agreement dated as of March 2, 2026 by and between First Finance, Ltd. and ClearOne, Inc. (filed as Exhibit 10.1 to the Company’ s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

10.5	Registration Rights Agreement dated as of March 2, 2026 by and between First Finance, Ltd. and ClearOne, Inc. (filed as Exhibit 10.2 to the Company’ s Current Report on Form 8-K as filed with the SEC on March 5, 2026 and incorporated herein by reference).

10.6#	Settlement Agreement and Waiver of Claims (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on January 14, 2026 and incorporated herein by reference).

10.7	$3,000,000 Principal Amount Convertible Note dated June 20, 2025 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on June 25, 2025 and incorporated herein by reference).

10.8	Asset Purchase Agreement, dated October 24, 2025, by and among ClearOne, Inc., ClearOne Services, LLC, ClearOne Holding, LLC and Biamp Systems, LLC (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 30, 2025 and incorporated herein by reference).

10.9	Warrant Cancellation Agreement, dated as of August 4, 2026, by and between ClearOne, Inc. and First Finance Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 5, 2026 and incorporated herein by reference).

Exhibit No.	Title of Document

10.10	Employment Agreement, dated as of July 31, 2026, by and between ClearOne, Inc. and Simon Brewer (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 5, 2026 and incorporated herein by reference).

10.11	ClearOne, Inc. 2026 Omnibus Incentive Plan (filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1 as filed with the SEC on August 10, 2026 and incorporated herein by reference).

10.12	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and First Finance Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

10.13	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and Betelgeuse Capital Advisors Inc. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

10.14	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and Gang3 Capital Ltd. (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

10.15	Advisor Agreement, dated as of August 7, 2026, by and between ClearOne, Inc. and JJK Holdings Ltd. (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K as filed with the SEC on August 11, 2026 and incorporated herein by reference).

10.16	Loan Agreement, dated June 30, 2026, by and between ClearOne, Inc. and First Finance Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on July 1, 2026 and incorporated herein by reference).

10.17	Loan Agreement, dated October 14, 2026 and effective as of October 7, 2026, by and between ClearOne, Inc. and First Finance Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the SEC on October 15, 2026 and incorporated herein by reference).

31.1*	Section 302 Certification of Chief Executive Officer (filed herewith)

31.2*	Section 302 Certification of Principal Financial Officer (filed herewith)

32.1**	Section 906 Certification of Chief Executive Officer (furnished herewith)

32.2**	Section 906 Certification of Principal Financial Officer (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)

101.SCH	XBRL Taxonomy Extension Schema (filed herewith)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase (filed herewith)

101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

104.1	The cover page of this Quarterly Report on Form 10-Q, formatted in Inline XBRL.
* Filed herewith. ** Furnished herewith. # Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(a)(6) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ClearOne, Inc., (Registrant)

	By:	/s/ Derek L. Graham
November 10, 2026		Derek L. Graham Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Simon Brewer
November 10, 2026		Simon Brewer Chief Financial Officer (Principal Accounting and Principal Financial Officer)

